Form 10-Q
period 1996-10-30
FRD ACQUISITION CO
filed 1996-11-12
CIK 1017916

Form 10-Q
                                                         Sequential Page 1 of 14
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


(Mark One)*
[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 26, 1996, or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____________ to _____________

Commission file number          333-07601


                               FRD Acquisition Co.
             (Exact name of registrant as specified in its charter)


          Delaware                                 13-3487402
(State or other jurisdiction of                 (I.R.S. Employer
incorporation or organization)                   Identification No.)
                             18831 Von Karman Avenue
                            Irvine, California 92612
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (864) 597-8000
              (Registrant's telephone number, including area code)


         (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [ ] No [X] (The Registrant became subject to such filing requirements as of September 10, 1996)

As of November 10, 1996, 1000 shares of the registrant's Common Stock, par value $0.01 per share, were outstanding.

                         PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements


FRD Acquisition Co.
Condensed Statements of Consolidated and Combined Operations
For the Three Months Ended September 26, 1996 and September 21, 1995
(Unaudited)


                                                            FRD                   FRD
                                                         Successor            Predecessor
                                                       Three Months          Three Months
                                                           Ended                 Ended
(In thousands)                                            9/26/96               9/21/95
                                                       -----------           ------------

Operating revenue                                         $122,132               $126,239
                                                        ----------           ------------

Operating expenses:
    Product costs                                           34,784                 34,982
    Payroll and benefits                                    43,064                 44,231
    Depreciation & amortization                              7,544                  6,933
    Management fees to Flagstar                              1,191                     --
    Other                                                   29,804                 30,357
                                                        ----------          -------------
                                                           116,387                116,503
                                                        ----------           ------------
Operating income                                             5,745                  9,736
                                                        ----------           ------------
Other charges:
    Interest and debt expense - net                          7,612                  3,688
    Other non-operating (income) expense - net                 (14)                   392
                                                         ---------          -------------
                                                             7,598                  4,080
                                                        ----------           ------------
(Loss) income before taxes                                  (1,853)                 5,656
Provision for income taxes                                     264                  2,800
                                                        ----------          -------------
Net income (loss)                                         $ (2,117)              $  2,856
                                                        ==========         ==============

FRD Acquisition Co.
Condensed Statements of Consolidated and Combined Operations
For the Nine Months Ended September 26, 1996 and September 21, 1995
(Unaudited)



                                                      FRD                          FRD
                                                   Successor                   Predecessor
                                                  Four Months       Five Months           Nine Months
                                                      Ended            Ended                 Ended
                                                  September 26,        May 23,            September 21,
                                                      1996              1996                  1995
                                                  ------------     ------------          --------------
(In thousands)

Operating revenue                                   $ 171,408          $195,943             $372,576
                                                  -----------      ------------          -----------

Operating expense:
    Product cost                                       48,910            54,370              105,385
    Payroll and benefits                               60,546            74,642              133,280
    Depreciation & amortization                        10,051            12,371               20,547
    Management fees to Flagstar                         1,714               --                    --
    Other                                              41,095            52,078               92,398
                                                  -----------       -----------           ----------
                                                      162,316           193,461              351,610
                                                  -----------       -----------           ----------
Operating income                                        9,092             2,482               20,966
                                                  -----------       -----------           ----------
Other charges:
    Interest and debt expense - net                    10,108             4,658                9,617
    Other non-operating (income) expenses
      net                                                 149            (5,437)                 845
                                                  -----------       -----------           ----------
                                                       10,257              (779)              10,462
                                                  -----------       -----------           ----------
Income (loss) before income taxes                      (1,165)            3,261               10,504
Provision for income taxes                                460             2,160                5,800
                                                  -----------       -----------           ----------
Net income (loss)                                   $  (1,625)         $  1,101             $  4,704
                                                  ===========      ============           ==========


FRD Acquisition Co.
Condensed Consolidated and Combined Balance Sheets
September 26, 1996 and December 31, 1995
(Unaudited)


                                                                     FRD                    FRD
                                                                  Successor             Predecessor
                                                                September 26,          December 31,
                                                                    1996                   1995
                                                               ---------------        --------------
(In thousands)

Assets

Current Assets:
    Cash and cash equivalents                                        $4,888                $ 5,497
    Receivables                                                       4,821                  5,439
    Merchandise and supply inventories                                5,232                  5,288
    Net assets held for sale                                             --                 13,248
    Other                                                             2,556                  2,240
                                                                  ---------             ----------
                                                                     17,497                 31,712
                                                                  ---------             ----------

Property and equipment                                              138,442                180,437
Accumulated depreciation                                             (7,274)               (34,395)
                                                                  ---------            -----------
                                                                    131,168                146,042
Goodwill                                                            218,844                     --
Reorganization value in excess of amounts
    allocable to identifiable assets, net                                --                145,352
Other                                                                13,120                  9,741
                                                                  ---------             ----------

    Total Assets                                                   $380,629               $332,847
                                                                 ==========             ==========


Liabilities and  Equity

Current Liabilities:
    Loans payable and current maturities of
      long-term debt                                               $16,078                $84,730
    Accounts payable                                                14,211                 23,316
    Accrued payroll and vacation                                    14,204                 13,894
    Accrued insurance                                                6,675                  6,815
    Accrued interest                                                 4,306                    830
    Payable to Flagstar                                              1,714                    --
    Other                                                           15,126                 13,106
                                                                  --------              ---------
                                                                    72,314                142,691
                                                                  --------             ----------

Long-term Liabilities:
    Debt, less current maturities                                  225,111                 27,502
    Liability for self-insured claims                                9,829                 10,053
                                                                  --------             ----------
                                                                   234,940                 37,555
                                                                  --------             ----------

    Total Liabilities                                              307,254                180,246
Stockholders' equity                                                73,375                   --
Net combined equity                                                     --                152,601
                                                                  --------             ----------

    Total Liabilities and Equity                                  $380,629               $332,847
                                                                  ========             ==========

                                      4


FRD Acquisition Co.
Statements of Consolidated and Combined Cash Flows
For the Nine Months Ended September 26, 1996 and September 21, 1995
(Unaudited)

                                                                              FRD Successor              FRD Predecessor
                                                                               Four Months          Five Months      Nine Months
                                                                                  Ended                Ended            Ended
                                                                              September 26,           May 23,       September 21,
                                                                                  1996                 1996             1995
                                                                              -------------         -----------     -------------
(In thousands)

Cash Flows From Operating Activities:
Net income (loss)                                                               $ (1,625)             $  1,101           $  4,704
                                                                               ---------           ----------           ---------
Adjustments to reconcile net income (loss) to
    cash flows from operating activities:
    Depreciation and amortization of property and
      intangibles                                                                 10,051                12,371             20,547
    Amortization of deferred financing costs                                         425
    Loss (gain) on disposition of assets                                             134                (5,738)               539
Decrease (increase) in assets:
    Receivables                                                                   (1,059)                1,676              1,519
    Merchandise and supply inventories                                               (12)                   68              1,078
    Other current assets                                                          (1,871)                 (485)              (621)
    Other assets                                                                    (226)                 1,251              1,062
Increase (decrease) in liabilities:
    Accounts payable                                                              (2,076)               (4,762)              (355)
    Accrued payroll and vacation                                                     112                                   (1,102)
    Payable to Flagstar                                                            1,714
    Other accrued liabilities                                                      3,339                (2,290)             9,068
    Self insurance reserves                                                          154                 2,133
    Other non-current liabilities                                                   (347)                                      31
                                                                                --------             ---------          ---------
Total adjustments                                                                 10,338                 4,224             31,766
                                                                                --------             ---------          ---------
Net cash flows from operating activities                                           8,713                 5,325             36,470
                                                                                --------             ---------          ---------

Cash Flows From (Used In) Investing Activities:
    Purchase of property                                                          (1,317)               (2,216)           (18,746)
    Proceeds from disposition of property                                                               20,087                815
    Acquisition of business                                                     (128,056)
                                                                               ---------             ---------           --------
Net cash flows from investing activities                                        (129,373)               17,871            (17,931)
                                                                               ---------             ---------          ---------

Cash Flows From (Used In) Financing Activities:
    Net intercompany and equity activity                                                                54,050            (11,731)
    Principal debt borrowings                                                     56,000
    Principal debt payments                                                       (1,940)              (81,755)            (4,766)
    Equity contribution from Flagstar                                             75,000
    Deferred financing costs                                                      (4,500)
                                                                               ---------            ----------           --------
Net cash flows from (used in) financing activities                               124,560               (27,705)           (16,497)
                                                                               ---------            ----------          ---------

Increase (decrease) in cash and cash equivalents                                   3,900                (4,509)             2,042
Cash and cash equivalent at:
    Beginning of period                                                              988                 5,497              4,220
                                                                                --------            ----------          ---------
    End of period                                                               $  4,888              $    988          $   6,262
                                                                                ========            ==========          =========

                                                                     Form 10-Q
FRD ACQUISITION CO.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
September 26, 1996
(Unaudited)


Note 1.  Organization and Basis of Presentation

FRD Acquisition Co. ("FRD" or, together with its subsidiary, "the Company") was incorporated in February 1996 as a wholly-owned subsidiary of Flagstar Corporation ("Flagstar"). On May 23, 1996, FRD consummated the acquisition of the Coco's and Carrows restaurant chains consisting of 347 company-owned units within the family dining segment. The acquisition price of $306.5 million (which was paid in exchange for all of the outstanding stock of FRI-M Corporation ("FRI-M"), the subsidiary of Family Restaurants, Inc. ("FRI"), which owns the Coco's and Carrows chains), was financed with $125.0 million in cash ($75.0 million of which was provided from the Company's cash balances and the remaining $50.0 million from bank term loans which totalled $56.0 million with $6.0 million being used to pay transaction fees), the issuance of $150.0 million in senior notes of FRD to FRI and the assumption of certain capital lease obligations of approximately $31.5 million. In addition, on September 4, 1996, an additional $6,897,000 principal amount of Notes was issued by the Company to FRI pursuant to the purchase price adjustment provisions of the Stock Purchase Agreement. The acquisition was accounted for using the purchase method of accounting.

In the financial statements included herein, "FRD Predecessor" refers to the period of ownership of FRI-M by FRI through May 23, 1996. The FRD Predecessor Combined financial statements combine the financial position and operations of FRI-M Corporation and certain subsidiaries including those restaurants that made up the Family Restaurant Division as well as the FRD Commissary, a former division of FRI. The Family Restaurant Division primarily represented the Coco's and Carrows concept restaurants. "FRD Successor" refers to the period of ownership of FRI-M by FRD subsequent to May 23, 1996. Certain 1995 and 1996 amounts relative to the period of ownership of FRI-M by FRI have been reclassified to conform to the 1996 presentation for the period of ownership by FRD.

In accordance with the purchase method of accounting, the purchase price has been allocated to the underlying assets and liabilities based on their estimated respective fair values at the date of acquisition. Because the final allocation of the purchase price is dependent upon certain valuations and other studies not yet completed, the current allocation and resulting excess of purchase price over net assets acquired are preliminary in nature. Based on this preliminary valuation, the excess purchase price over the fair value of net assets acquired is $221.0 million which is being amortized over a 40-year period on a straight line basis. The Company anticipates finalizing this allocation by the end of 1996. Based on the valuations and studies currently available the Company estimates that some portion of the purchase price will be reallocated from goodwill to property and equipment and to trade names. No other significant adjustments to the preliminary allocation are expected.

The following unaudited pro forma financial information shows the results of operations of the Company as though the acquisition occurred as of January 1, 1995. These results include the amortization of the excess of purchase price over net assets acquired over a 40-year period, a reduction of overhead expenses due to anticipated cost savings and efficiencies from combining the operations of Flagstar and the Company and an increase in interest expense as a result of the debt issued to finance the acquisition.

                                                                       Form 10-Q

                                                   Nine Months Ended
                                       September 26,              September 21,
                                            1996                       1995
(In thousands)

Revenue                                     $367,351                  $372,576

Net Loss                                     (3,466)                   (1,896)

The pro forma financial information presented above does not purport to be indicative of either (i) the results of operations, had the acquisition taken place on January 1, 1995, or (ii) future results of operations.

The consolidated and combined financial statements of the Company and its predecessor for the three month and nine month periods ended September 26, 1996 and September 21, 1995 are unaudited and include all adjustments management believes are necessary for a fair presentation of the results of operations for such interim periods. All such adjustments are of a normal and recurring nature. The interim consolidated financial statements should be read in conjunction with the FRI-M Combined Financial Statements and notes thereto for the year ended December 31, 1995 and the related Management's Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in the FRD Acquisition Co. Forms S-1 and S-4 dated as of September 6, 1996 (Registration No. 333-07601) (the "FRD Form S-4"). The results of operations for the three months and nine months ended September 26, 1996 are not necessarily indicative of the results for the entire fiscal year ending December 31, 1996.

Note 2.  Related Party Transactions

Pursuant to a Management Services Agreement (the "Agreement"), dated as of May 24, 1996, between Flagstar and the Company, Flagstar has agreed to provide certain management and support services to the Company. The fee for services performed under the Agreement is equal to 1% of the Company's net revenues. Actual payment of the fee to Flagstar, however, cannot occur unless certain financial targets are met (see the FRD Form S-4 for further details). Fees for the three and four months ended September 26, 1996 totaled approximately $1.2 and $1.7 million, respectively. Because the Company has not met the financial targets defined in the agreement, no payments have been made to Flagstar as of September 26, 1996.

Note 3.  Earnings (Loss) Per Common Share

As  described  in  Note  1,  FRD  is  a  wholly-owned  subsidiary  of  Flagstar.
Accordingly, per share data is not meaningful and has been omitted for all periods.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to highlight significant changes in financial position as of September 26, 1996 and the results of operations for the three months and nine months ended September 26, 1996 as compared to the corresponding 1995 periods.

The forward-looking statements included in Management's Discussion and Analysis of Financial Condition and Results of Operations, which reflect management's best judgment based on factors currently known, involve risks and uncertainties. Actual results could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including but not limited to those discussed below. Forward-looking information provided by the Company pursuant to the safe harbor established under the Private Securities Litigation Reform Act of 1995 should be evaluated in the context of these factors.

Results of Operations

Three Months Ended September 26, 1996 Compared to Three Months Ended September 21, 1995



                                       Three Months Ended

                                                             Increase/
(In thousands)              9/26/96          9/21/95          (Decrease)

Revenue                    $122,132         $126,239           $(4,107)
Operating Expenses          116,387          116,503              (116)
                           --------         --------           --------
Operating Income           $  5,745         $  9,736           $(3,991)
                           ========         ========           ========


The table below summarizes restaurant unit activity for the three months ended September 26, 1996.

                                            Ending                                Ending
                                             Units              Units              Units
                                            6/27/96            Opened             9/26/96
Coco's
     Company owned                            184                 -                 184
     Franchised units                           6                 -                   6
     International licensees                  261                 5                 266
                                              ---               ---                 ---
         Subtotal                             451                 5                 456
                                              ---               ---                 ---

Carrows                                       162                 -                 162

Total Restaurant Activity                     613                 5                 618
                                              ===               ===                 ===



Operating revenues for the third quarter of 1996 decreased $4.1 million (3.3%) as compared with the comparable 1995 quarter. This decrease is a result of a decline in comparable store sales at Coco's of 3.3% and Carrows of 4.1%. In this regard, guest counts decreased 4.7% at Coco's from the prior year quarter and 6.1% at Carrows. Such decrease is attributable to the general softness in the midscale restaurant segment, as well as to lower media spending due to the Summer Olympics television coverage in 1996. The Company chose not to advertise during the Olympics and as a result, in-store promotions which ran during the third quarter of 1996 were not as successful as the 1995 promotions which had media support. The guest count decreases were partially offset by an increase in guest check average of 1.5% and 2.1% at Coco's and Carrows, respectively, as a result of suggestive selling of promoted dessert items.

Operating expenses for the quarter ended September 26, 1996 decreased $.1 million (.1%) as compared to the quarter ended September 21, 1995, reflecting the decrease in operating revenue described above as well as reduced payroll and benefit costs of $1.2 million as a result of increased focus on controlling in-store labor. These savings were offset in part due to certain fixed costs, including management salaries, which could not be reduced in proportion to the sales decrease. A combination of higher product costs equating to .8% points of sales due to higher dairy, beef and pork prices during the 1996 quarter and an increase in utility expenses due to a change in the Company's utility rate structure also partially offset the favorabilities noted above. In addition, other operating expenses increased primarily due to increases in rent in connection with several sale/leaseback transactions that occurred in the first quarter of 1996.

Interest and debt expense increased $3.9 million during the third quarter of 1996 compared to the same quarter last year. This increase is attributable to the change in the Company's debt structure related to its acquisition in May 1996. As a result of the acquisition, the Company obtained a $56.0 million bank term loan and issued $156.9 million in senior notes.

The decrease in net income of $5.0 million in comparison to the prior year quarter is due to a combination of the above described items.

Nine Months Ended September 26, 1996 Compared to the Nine Months Ended September 21, 1995

Operating results for the nine months ended September 26, 1996 include the five months ended May 23, 1996 (FRD Predecessor) and the four months ended September 26, 1996 (FRD Successor).


                                              Nine Months Ended

                                                                   Increase/
(In thousands)                 9/26/96          9/21/95          (Decrease)
                             -----------      -----------     ---------------
Revenue                       $367,351         $372,576            $(5,225)
Operating Expenses             355,777          351,610              4,167
                             -----------      -----------     ---------------
Operating Income              $ 11,574         $ 20,966            $(9,392)
                            ============      ===========     ===============



The table below summarizes restaurant unit activity for the nine months ended September 26, 1996.

                                    Ending                                                    Ending
                                     Units              Units              Units               Units
                                   12/31/95            Opened             Closed              9/26/96
                                   --------            ------             ------              -------
Coco's
     Company owned                      188                -                (4)                 184
     Franchised units                     6                -                  -                   6
     International licensees            252               14                  -                 266
                                        ---             -----              -----              -----
         Subtotal                       446               14                (4)                 456
                                       -----            -----              -----               -----
Carrows                                 161                2                (1)                 162
                                       -----            -----              -----               -----

Total Restaurant Activity               607               16                (5)                 618
                                       =====            =======            ======              =====


Operating revenue for the nine month period ended September 26, 1996 decreased $5.2 million (1.4%) as compared to the same period in 1995 as a result of a decline in comparable store sales for Coco's of 2.1% and Carrows of 0.4%. The sales decline at Coco's during the nine month period is primarily due to the general softness in the midscale restaurant segment. Customer counts for Coco's decreased during the 1996 period by 4.2% as compared to the prior year period. This decrease was partially offset by an increase in guest check average of 2.2% mainly driven by suggestive selling of promoted dessert items. Customer counts at Carrows for the 1996 period decreased 2.4% as compared to the 1995 period. This decrease was partially offset by an increase in guest check average of 2.0%.

Operating expenses for the nine month period ended September 26, 1996 increased $4.2 million (1.2%) as compared to the comparable 1995 period. This increase is attributable to several factors as described below. The increase in payroll and benefits reflects an increase in workers' compensation self insurance reserves ($2.0 million) based on revised claim loss estimates and an increase in certain employee benefit accruals ($0.8 million) to conform FRD accounting for such accruals with the accounting treatment used by Flagstar. These increases were offset, in part, by a decline in recurring payroll and benefits expenses corresponding to the Company's decline in revenue. The decline in such recurring

                                                                Form 10-Q
expenses, however, was less than the revenue decrease due to certain fixed costs which could not be reduced in proportion to the sales decline. Other operating expenses increased primarily due to increases in rent in connection with several sale/leaseback transactions that occurred in the first quarter of 1996 and a litigation reserve ($1.1 million) established during the period. The operating expense increases were partially offset by a $2.1 million decrease in product costs due to the decrease in revenues and a $.7 million decrease due to the higher margin items being promoted in 1996. These savings were somewhat offset by the higher dairy, beef and pork prices in the third quarter of 1996.



Interest and debt expense during the nine month period ended September 26, 1996 increased $5.1 million as compared to the comparable 1995 period attributable to the change in the Company's debt structure related to its acquisition in May 1996. As a result of the acquisition, the Company obtained a $56.0 million bank term loan and issued $156.9 million in senior notes.

Other non-operating expenses during the nine month period ended September 26, 1996 included a gain on the sale of one Carrows restaurant in Las Vegas, Nevada of $5.9 resulting in net non-operating income as compared to net expense in the 1995 period.

The decrease in net income of $5.2 million in comparison to the prior nine month period is due to a combination of the above described items.


Liquidity and Capital Resources

At September 26, 1996 and December 31, 1995, the Company had working capital deficits of $54.8 million and $111.0 million, respectively. The decrease in such deficit is attributable primarily to the fact that the predecessor company had significant current notes payable to banks that were used to fund the operating cash flow needs of all FRI subsidiaries. Conversely, FRD's debt at September 26, 1996 (the majority of which is acquisition related) is primarily noncurrent. The Company is able to operate with a substantial working capital deficiency because: (i) restaurant operations are conducted primarily on a cash (and cash equivalent) basis with a low level of accounts receivable, (ii) rapid turnover allows a limited investment in inventories and (iii) accounts payable for food, beverages, and supplies usually become due after the receipt of cash from related sales.

The Company intends to continue to operate with working capital deficiencies and to rely upon internally generated funds and borrowings under its credit facility to finance its daily restaurant operations. The Company is continuing its evaluations regarding the nature and scope of its restaurant operations and various short-term and long-term strategic considerations to assess whether, and to what extent, integration, consolidation or other modification of its restaurant operations are appropriate in view of the acquisition.


Other

The Minimum Wage Bill recently enacted by Congress was signed into law during the third quarter of 1996 and became effective October 1, 1996. The Company will attempt to offset any increases in the minimum wage through a combination of pricing and cost control efforts; however, there can be no assurance that the Company will be able to pass such cost increases on to the customer.

                                                                      Form 10-Q

                           PART II - OTHER INFORMATION



Item 6.      Exhibits and Reports on Form 8-K.

a. Certain of the exhibits to this report, indicated by asterisk, are hereby incorporated by reference to other documents physically on file with the Commission, to be a part hereof as of their respective dates.


Exhibit
  No.        Description


 *3.1 Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to Registration Statements on Forms S-1 and S-4 dated as of September 6, 1996 (No. 333-07601) of FRD Acquisition Co. (the "FRD Form S-4")).

 *3.2 Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the FRD Form S-4).

 *4.1        Indenture dated as of May 23, 1996 between the Company and the Bank
             of  New  York,  as  Trustee  (the  "Indenture")   (incorporated  by
             reference to Exhibit 4.1 to the FRD Form S-4).

 *4.1.1 Form of First Supplemental Indenture to the Indenture dated as of August 23, 1996 (incorporated by reference to Exhibit 4.1.1 to the FRD Form S-4).

 *4.2 Stock Purchase Agreement dated as of March 1, 1996 by and among Flagstar, Flagstar Companies, Inc., the Company, and Family Restaurants, Inc. (incorporated by reference to Exhibit 4.2 to the FRD Form S-4).

 *4.3 Registration Rights Agreement dated as of May 23, 1996 between the Company and Family Restaurants, Inc. (the "Registration Rights Agreement") (incorporated by reference to Exhibit 4.3 to the FRD Form S-4).

 *4.3.1 First Amendment to Registration Rights Agreement, dated as of August 23, 1996 (incorporated by reference to Exhibit 4.3.1 to the FRD Form S-4).

 *10.1 Credit Agreement dated as of May 23, 1996 by and among the Company, as Guarantor, FRI-M as Borrower, the Financial Institutions listed therein, as lenders, Bankers Trust Company, Chemical Bank and Citicorp USA, Inc., as co-syndication agents, and Credit Lyonnais New York Branch, as administrative agent (the "Credit Agreement") (incorporated by reference to Exhibit 10.1 to the FRD Form S-4).

  10.1.1     First Amendment to the Credit Agreement, dated as of July 1, 1996.

 *10.2 Tax Sharing and Allocation Agreement dated as of May 23, 1996 among Flagstar Companies, Inc., the Company and the subsidiaries of the Company (incorporated by reference to Exhibit 10.2 to the FRD Form S-4).

 *10.3 Management Services Agreement dated as of May 24, 1996 between the Company and Flagstar Corporation (incorporated by reference to Exhibit 10.3 to the FRD Form S-4).

 *10.4 Flagstar Companies, Inc. 1989 Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 10.9 to Flagstar Companies, Inc.'s 1995 Form 10-K, File No. 0-18051).

                                                                   Form 10-Q
 *10.5 Technical Assistance and License Agreement, dated as of April 14, 1995, between Coco's Restaurant, Inc. and Coco's Japan Co., Ltd (incorporated by reference to Exhibit 10.5 to the FRD Form S-4).

 *10.6 Memorandum regarding employment arrangement between the Company and Mark Shipman (incorporated by reference to Exhibit 10.6 to the FRD Form S-4).

  27         Financial Data Schedule

-----------------------

* Certain of the exhibits to this Quarterly Report on Form 10-Q, indicated by an asterisk, are hereby incorporated by reference to other documents physically on file with the Commission.

    (b) No reports on Form 8-K were filed during the quarter ended September 26, 1996.

                                                                    Form 10-Q


                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   FRD ACQUISITION CO.

Date:  November 12, 1996   By:      /s/ C. Robert Campbell
                                 ----------------------------------
                                 C. Robert Campbell
                                 Executive Vice President