Form 10-K
period 1996-12-26
FRD ACQUISITION CO
filed 1997-03-03
CIK 1017916

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-K

                       FOR ANNUAL AND TRANSITION REPORTS
                    PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the fiscal year ended December 26, 1996

                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number 333-07601

                              FRD ACQUISITION CO.

             (Exact name of registrant as specified in its charter)

                                        DELAWARE                           57-1040952
                             (State or other jurisdiction of            (I.R.S. employer
                             incorporation or organization)          identification number)

                                18831 VON KARMAN AVENUE,
                                       IRVINE, CA                             92612
                        (Address of principal executive offices)           (Zip code)

       Registrant's telephone number, including area code: (864) 597-8000

          Securities registered pursuant to Section 12(b) of the Act:

                        NAME OF EACH EXCHANGE ON
TITLE OF EACH CLASS         WHICH REGISTERED
        None                      None

        Securities registered pursuant to Section 12(g) of the Act: None

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                           Yes X               No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of February 25, 1997, 1,000 shares of registrant's common stock, $0.10 par value per share, were outstanding, all of which were owned by the registrant's parent, Flagstar Corporation.

     THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS
(I)(1)(A) AND (B) OF FORM 10-K AND IS THEREFORE FILING THIS FORM 10-K WITH THE REDUCED DISCLOSURE FORMAT.

                               TABLE OF CONTENTS

                                                                                                                        PAGE
PART I
Item 1.     Business...................................................................................................    1
Item 2.     Properties.................................................................................................    6
Item 3.     Legal Proceedings..........................................................................................    7
Item 4.     Submission of Matters to a Vote of Security Holders........................................................    7

PART II
Item 5.     Market for Registrant's Common Equity and Related Stockholder Matters......................................    7
Item 6.     Selected Financial Data....................................................................................    8
Item 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations......................   10
Item 8.     Financial Statements and Supplementary Data................................................................   13
Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.......................   13

PART III
Item 10.    Directors and Executive Officers of the Registrant.........................................................   13
Item 11.    Executive Compensation.....................................................................................   13
Item 12.    Security Ownership of Certain Beneficial Owners and Management.............................................   13
Item 13.    Certain Relationships and Related Transactions.............................................................   13

PART IV
Item 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K............................................   15

INDEX TO FINANCIAL STATEMENTS..........................................................................................  F-1

SIGNATURES.............................................................................................................

FORWARD-LOOKING STATEMENTS

     The forward-looking statements included in the "Business", "Legal Proceedings" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" sections, which reflect management's best judgment based on factors currently known, involve risks and uncertainties. Words such as "expects", "anticipates", "believes", "intends", and "hopes", variations of such words, and similar expressions are intended to identify such forward-looking statements. Actual results could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including, but not limited to, the factors discussed in such sections and those set forth in the cautionary statements contained in Exhibit 99 to this Form 10-K. (See
Exhibit 99 -- Safe Harbor Under the Private Securities Litigation Reform Act of 1995.) Forward-looking information provided by the Company in such sections pursuant to the safe harbor established under the Private Securities Litigation Reform Act of 1995 should be evaluated in the context of these factors.

                                     PART I

ITEM 1. BUSINESS
INTRODUCTION

     FRD Acquisition Co. ("FRD" or, together with its subsidiaries and including its predecessor, as applicable, the "Company") was incorporated in February 1996 as a wholly-owned subsidiary of Flagstar Corporation ("Flagstar"), which is a wholly-owned subsidiary of Flagstar Companies, Inc. ("FCI"). On May 23, 1996, FRD consummated the acquisition of the Coco's and Carrows restaurant chains consisting of 347 Company-owned units within the mid-scale family-style dining category. The acquisition price of $313.4 million was paid in consideration for all of the outstanding stock of FRI-M Corporation ("FRI-M"), the former subsidiary of Family Restaurants, Inc., ("FRI"), which owns the Coco's and Carrows chains.

     In the financial statements and selected financial data included herein, reference to "FRI Predecessor Company" refers to the period of ownership of FRI-M by the Restaurant Enterprises Group, Inc. ("REG") prior to January 27, 1994. Reference to the "FRD Predecessor Company" refers to the period of ownership of FRI-M by FRI commencing January 27, 1994, giving effect to information concerning events occurring upon FRI's emergence from a Chapter 11 Bankruptcy Code reorganization (the "Reorganization"), through May 23, 1996. "FRD Successor" refers to the period of ownership of FRI-M by FRD subsequent to May 23, 1996.

     The FRI Predecessor and FRD Predecessor combined financial statements for the periods indicated represent the financial position and operations of FRI-M, as a wholly-owned subsidiary of FRI (or its predecessor), and certain subsidiaries of FRI-M including those restaurants that made up the Family Restaurant Division and the FRD Commissary, both of which were divisions of FRI. The Family Restaurant Division primarily consisted of the Coco's and Carrows restaurant concepts. The FRI-M combined financial statements exclude the financial position and operations of FRI-MRD Corporation, a wholly owned subsidiary of the FRI-M Corporation which was not acquired by FRD.

     The Company is one of the nation's leading operators of family-style restaurants. As of year-end, the Company operated 343 restaurants owned or leased by the Company, principally under the Coco's and Carrows names. Approximately 74% of the Company's restaurants are located in California, making the Company the second largest family-style restaurant operator in California, both in terms of sales volume and number of restaurants. Coco's and Carrows restaurants were founded more than 25 years ago and have developed excellent name recognition and a loyal customer base, with customers on average making return visits to the restaurants seven and six times per month, respectively. In addition to its domestic operations, as of year-end the Company was the licensor of 278 Coco's restaurants in Japan and South Korea.

RESTAURANTS

     The Company's restaurants offer an extensive menu of moderately priced breakfast, lunch and dinner items and are typically open either 18 or 24 hours a day. Both Coco's and Carrows restaurants provide casual sit-down dining experiences and emphasize consistently high quality food with an excellent price-to-value relationship and friendly, efficient service. The Company generated approximately 25%, 34% and 41% of its 1996 revenues from the breakfast, lunch and dinner dayparts, respectively.

     The Company's restaurants are generally located in densely populated suburban areas with high commercial traffic and a strong residential base. The commercial traffic typically provides a large portion of the Company's weekday breakfast and lunch customers, while the residential traffic accounts for a majority of the Company's dinner and weekend business. The Company believes that the location and concentration of its restaurants allows it to realize certain economies of scale in advertising, distribution and field supervision.

     While the Coco's and Carrows concepts appeal to many of the same broad-based customers, they are positioned, as described below, to target two distinct groups within the mid-scale family-style category. Through this dual positioning, the Company capitalizes on various demographic and industry trends while achieving substantial economies of scale (i.e., advertising, distribution and field supervision) for the two chains of restaurants.

  COCO'S

     Coco's is positioned to appeal to a younger, more contemporary customer who is more quality oriented than cost conscious and who seeks a wide variety of unique menu items that are not typically offered at family-style restaurants. Coco's customers are more often white-collar professionals who are 25-54 years of age and have annual incomes in excess of $50,000. Coco's has developed a strong following among this customer base through its creative menus, new product development and execution capabilities, quality of food and consistent, traditional "dinner house style" service. Coco's service is evolving in order to better compete with the casual dining restaurants by focusing more on a "fun" dining experience. In addition, Coco's has successfully implemented an in-restaurant and takeout bakery business which reinforces the concept's quality food image and offers high margin products such as pies, muffins, cakes and cookies.

     Lunch and dinner dayparts are Coco's strongest, comprising 37% and 39% of 1996 sales, respectively. In 1996, the average check was $6.79, with average annual unit sales of approximately $1.5 million. Positioned at the upper end of the family-style restaurant category, Coco's competes most directly with Marie Callender's, Baker's Square and Mimi's Cafe'.

     In 1990, the Company established a wholly-owned subsidiary, CFC Franchising Company ("CFC"), to franchise Coco's restaurants in the United States; however, management has pursued limited domestic franchising expansion to date and only five such Coco's franchised restaurants have been opened. In 1997, the Company intends to open no new Company-owned Coco's restaurants and instead intends to expand its franchising efforts in order to increase its market share, establish a presence in new areas and further penetrate existing markets. Management believes that franchising represents an opportunity to achieve additional growth with low investment risk for the Coco's concept. The initial fee for a single Coco's franchise is $35,000 and the current royalty payment rate is 4% of net sales.

     As of December 26, 1996 the Company licensed 278 Coco's restaurants abroad, reflecting a foreign presence that is among the largest of any United States-based, non-fast food restaurant chain. This presence was established primarily through a 1979 licensing agreement with Kasumi Stores K.K. and Coco's Japan, Ltd. (collectively, "Kasumi"). Under the terms of this licensing agreement, Kasumi has the exclusive right through February 1, 2010, to use the Coco's restaurant concept in Japan, and a non-exclusive right to do so in certain other Asian countries. This agreement also gives Kasumi access to certain training procedures and technical information concerning the operation of such restaurants. At December 26, 1996, 239 Coco's were in operation in Japan under the agreement with Kasumi. In addition, a sublicensee of Kasumi operates 39 restaurants under the Coco's name in South Korea.

     During the seven months ended December 26, 1996 and the five months ended May 23, 1996, operating profit from these license arrangements was $2.8 million and $0.7 million, respectively. The Company's license agreement with Kasumi was renegotiated effective February 1995. Prior to such renegotiation, Kasumi paid the Company a weighted average royalty of 1.67% of net sales attributable to the Company's Coco's restaurants located in Japan and Korea. Effective with the renegotiated agreement, Kasumi pays the Company a weighted average royalty of 0.85% of net sales attributable to such restaurants. This reflects a .6% royalty for new licensed units and a .75% royalty for new sublicensed units. The Company incurs minimal expenses related to the licensing arrangements as the Company has no assets located overseas. The Company intends to leverage its international brand recognition by entering into additional licensing agreements in existing and new markets abroad and currently is in preliminary discussions with prospective licensees. Initial market research has indicated that attractive opportunities may exist in Indonesia, Southeast Asia and Western Europe.

  CARROWS

     In contrast to Coco's, Carrows caters to a slightly older clientele with more conservative tastes in food. Carrows' customers typically have traditional values and tastes and seek more conservative and homestyle tastes in food and dependable service at reasonable prices. Carrows' primary target market consists of blue-collar customers who are 35-64 years of age, while its secondary target market is senior citizens. Carrows has developed a strong reputation as a restaurant that serves quality, traditional food at affordable prices in a familiar setting while providing especially friendly service. This service, along with Carrows' emphasis on larger portion, traditional American entrees, enable Carrows to appeal to its targeted customers.

     Lunch and dinner dayparts are Carrows' strongest, comprising 30% and 44% of 1996 sales, respectively. In 1996, the average guest check was $6.26, with average annual unit sales of approximately $1.3 million.

     Carrows is in the upper-middle price range of the family-style restaurant category and competes most directly with Denny's, IHOP, Baker's Square and Lyons. The Company has received numerous inquiries about potential Carrows franchising sites. As a result, in 1997, the Company intends to use CFC to begin franchising its Carrows brand.

  SITE SELECTION

     The Company's Franchise Development Group is responsible for identifying and securing new franchise locations. The Franchise Development Group works closely with real estate brokers in the Company's existing markets who are familiar with the Company's needs and selection criteria. In general, the Company's restaurants are located in high-traffic commercial areas with a substantial surrounding residential base within a three mile radius. The commercial traffic typically provides the Company's weekday breakfast and lunch clientele while the residential traffic accounts for a majority of the Company's dinner and weekend business. Sites are evaluated on the basis of a variety of factors, including demographic data, land use and environmental restrictions, competition in the area, ease of access, visibility, availability of parking and proximity to a major traffic generator such as a shopping mall, office complex, stadium or university. Under the Company's franchise program, the franchisee becomes the tenant for the restaurant and incurs the cost of any leasehold tenant improvements and all operating costs.

  RESTAURANT LAYOUT

     The Company's restaurants average in size between 5,000 and 6,000 square feet of floor space. Approximately 60% of each restaurant's space is dedicated to dining room and customer areas, while 40% is dedicated to back room, kitchen and storage areas. All the Company's Coco's restaurants have in-house bakeries which reinforce the concept's high-quality image. Most of the Company's restaurants do not have full bars but serve beer and wine at the tables. Seating is a combination of tables and booths. Every restaurant has a waiting area where customers may be seated while waiting for tables or booths to open. Since most restaurants are located in power centers or strip center shopping malls, the Company's restaurants have ample parking spaces to support their respective guest counts.

  OPERATIONS AND MANAGEMENT

     RESTAURANT MANAGEMENT AND EMPLOYEE STRUCTURE. The Company's restaurant management field structure is comprised of six regional directors of operations (three for each concept), who each oversee approximately six to eleven district managers. Each district manager, in turn, oversees five to nine restaurants. A general manager, associate manager and assistant manager are employed at each restaurant to manage day-to-day operations, including customer relations, food service, cost control, restaurant maintenance, hiring and training of restaurant employees, and the implementation of all Company policies. Coco's and Carrows restaurants typically operate with a staff of 40 employees for low volume restaurants to 70 employees for high volume restaurants. The average restaurant employs approximately 45 to 55 employees, and a majority of the restaurant level employees work part-time.

     The Company recognizes the importance of its personnel in providing customers with a quality dining experience. As a result, the Company offers its employees extensive training and opportunities for promotion, as well as incentive-based compensation. The success of these endeavors allows the Company to enjoy employee turnover rates that the Company believes are below industry averages and to benefit from a staff of highly experienced employees. The Company's restaurant general managers average approximately 8.5 years of experience with the Company.

     TRAINING. Both Coco's and Carrows provide formal training programs for new managers and hourly employees of the Company's restaurants. Exceptional general managers are identified as "Executive Training Managers" and are responsible for management trainees in their geographic regions. Management training includes nine weeks with Executive Training Managers for Coco's (because of the bakery concept) and eight weeks for Carrows. Hourly employees are trained by the respective restaurant managers and each shift employs hourly employees who have been certified to assist in the training of other employees.

     QUALITY CONTROL. Coco's and Carrows have developed programs and systems that ensure the safety, quality, and consistency of key ingredients, menu items and operations. The major components of these programs include a supplier/distributor quality assurance program that audits ingredients and suppliers to ensure compliance with specifications, and a restaurant food safety program which is responsible for maintaining communications with regulatory agencies and proactively managing risk situations.

  MENUS

     COCO'S MENU STRATEGY. The Company's menu strategy for Coco's is to (i) serve a high quality and variety of traditional American cuisine with emphasis on new or trend-establishing fare with special attention given to plate presentation in order to communicate a price-to-value relationship; (ii) utilize high quality food products, including fresh fish, fresh baked muffins, dinner breads, etc., to communicate the increasing strength of those product lines in the market place; and (iii) improve sales and profits by strategic menu offerings which appeal to a target market of families and adult males, a group with respect to which Coco's has experienced substantial reductions since early 1994. The Company began slightly repositioning its Coco's restaurants during 1996 to appeal to a more "upscale" customer base. This repositioning is being accomplished without substantial capital investment by utilizing in-restaurant changes to products, flatware, dishware, table settings, etc. The Company believes that by redesigning Coco's current menu, Coco's will be in a better strategic position in its primary markets. Enhancement and increased visibility of Coco's bakery capabilities will also add to its strategic positioning. In addition, consumer research established that the previous Coco's menu provided too many options; as a result, a new three daypart menu has been designed and tested and will be introduced in early 1997.

     CARROWS MENU STRATEGY. The Company's menu strategy for Carrows is to (i) serve a consistent quality and variety of traditional American cuisine, with an emphasis on traditional homestyle fare, taking the extra steps to prepare these meals better than any other restaurant chain; (ii) provide an excellent price-to-value relationship through the amount of food offered for the money;
(iii) leverage the high quality of its food products to achieve increased margins from its menu items; and (iv) generate sales and profits in the breakfast and dinner dayparts through the strong marketing of breakfast specials and high quality dinner items, such as prime rib and seafood, which are not generally available in family restaurants. To reinforce its traditional positioning, Carrows has recently introduced such items as Smoky Mountain BBQ Ribs and Grilled Pork Chops, as well as a homestyle side dish program at dinner called "Fixin's" that allows guests to customize their entrees with fresh, made-from-scratch side orders such as mashed potatoes, stuffing, creamed spinach and a vegetable casserole.

     RESEARCH AND DEVELOPMENT. The Company develops approximately 25 to 35 new products each year and reviews its menus twice each year to replace slow-moving items with new products. To develop new products, the Company's market research, food and beverage and marketing departments for each chain conceive new ideas from trade magazines, other restaurant formats and market research. Selected ideas are initially exposed to consumers as written "concepts" in consumer research. Those ideas with the greatest consumer appeal are then developed into products, and are placed into a limited number of restaurants for testing to determine consumer acceptance of the product as well as operational feasibility. Products which are successful are then introduced into all restaurants (with a menu insert at Carrows, or a flyer handout at Coco's) as a "special" or promotion. These items remain on promotion for 8-12 weeks, at which point the most successful items are added to the menu. While research and development activities are important to the Company's business, amounts expended for these activities are not material.

  MARKETING

     Media advertising is a large part of the integrated process that the Company uses to market its concepts. The Company also uses its menu strategy, interior/exterior building design, employee uniforms, style of service, and specialized promotions to help differentiate itself from its competition. Media advertising for both Coco's and Carrows is primarily product oriented, featuring high margin, special entrees presented and priced to convey high value. Coco's advertising typically features dinner entrees while also mentioning its pie selections. Carrows advertising focuses on the breakfast and dinner dayparts. Both concepts reinforce the idea that they are the restaurant of choice for all dining occasions (i.e. breakfast, lunch, dinner, families, seniors, healthy options). Recently, the Company engaged a Hispanic advertising agency in recognition of the importance of the Hispanic customer to its business. The Company's first Spanish language media, as well as Spanish menus, will be introduced in early 1997.

  RAW MATERIAL SOURCES AND AVAILABILITY

     The Company uses Flagstar's purchasing department to obtain high quality ingredients at the most favorable prices and to make centralized purchasing arrangements for the main ingredients, supplies and equipment needs of all Coco's and Carrows restaurants. Flagstar's size provides the Company with significant purchasing power which often enables it to obtain products at favorable prices from several nationally recognized distributors to service its restaurants. Orders are placed with distributors by the restaurant managers and deliveries are typically made two to three times per week. This strategy allows the Company to minimize warehousing and transportation expenses and to greatly reduce spoilage and inventory expenses.

     On November 1, 1997, the Company will become subject to an eight year distribution agreement with Proficient Food Company ("PFC") (a former subsidiary of Flagstar which was sold in 1995 and with which Flagstar's other restaurant concepts also have distribution agreements). Pursuant to the agreement, PFC will distribute and supply certain products to the Company. Although there will be no volume requirements, the agreement will require that named products be purchased through PFC unless PFC is unable to make delivery within a reasonable period.

     The Company believes that satisfactory sources of supply are generally available for all the items regularly used by its restaurants and has not experienced any material shortages of food, equipment, or other products which are necessary to restaurant operations.

SEASONALITY

     The Company's business is moderately seasonal. Restaurant sales are generally greater in the second and third calendar quarters (April through September) than in the first and fourth calendar quarters (October through March) due to the travel/vacation schedules of the Company's target customer base. Occupancy and other operating costs, which remain relatively constant, have a disproportionately negative effect on operating results during quarters with lower restaurant sales. The Company's working capital requirements also fluctuate seasonally, with its greatest needs occurring during its first and fourth quarters.

TRADEMARKS AND SERVICE MARKS

     The Company, either directly or through its wholly-owned subsidiary, has registered certain trademarks and service marks with the United States Patent and Trademark office and in international jurisdictions. The Company regards its trademarks and service marks as important to the identification of its restaurants and believes they are of material importance to the conduct of its business. Domestic trademark and service mark registrations are renewable at various intervals from 10 to 20 years, while international trademark and service mark registrations have various durations from five to 20 years. The Company generally intends to renew trademarks and service marks which come up for renewal. The Company owns or has rights to all trademarks it believes are material to its restaurant operations.

COMPETITION

     The restaurant business is highly competitive and is affected by changes in the public's eating habits and preferences, population trends and traffic patterns, and local and national economic conditions affecting consumer spending habits. Key competitive factors in the industry are the quality and value of the food products offered, quality and speed of service, advertising, name identification, attractiveness of facilities and restaurant location. The Company's restaurants compete with a variety of restaurants ranging from national and regional restaurant chains to locally owned restaurants.

     Management believes the Company's principal competitive strengths include the Company's brand name recognition; the value, variety and quality of food products served; the quality and training of its employees; and the Company's market penetration, which has resulted in economies of scale in a variety of areas, including advertising, distribution and field supervision.

GOVERNMENT REGULATION

     The Company and its franchisees are subject to various local, state and Federal laws and regulations governing various aspects of the restaurant business, including, but not limited to, health, sanitation, environmental matters, safety, disabled persons' access to its restaurant facilities, the sale of alcoholic beverages and hiring and employment practices. The operation of the Company's franchisee system is also subject to regulations enacted by a number of states and rules promulgated by the Federal Trade Commission. The Company believes that it is in material compliance with applicable laws and regulations, but it cannot predict the effect on operations of the enactment of additional requirements in the future.

     The Company is subject to Federal and state laws governing matters such as minimum wages, overtime and other working conditions. At December 26, 1996, approximately 56% of the Company's employees were paid at minimum wage. Accordingly, increases in the minimum wage or decreases in the allowable tip credit (which reduces the minimum wage that must be paid to tipped employees in certain states) increase the Company's labor costs. This is especially true in California, where there is no tip credit. In November, 1996, an initiative in California was passed raising the minimum wage in California from $4.25 to $5.00 per hour, effective March 1, 1997, and to $5.75 per hour effective March 1, 1998. Also, the Federal minimum wage increased from $4.25 per hour to $4.75 per hour on October 1, 1996 and will rise again to $5.15 per hour on September 1, 1997. Employers must pay the higher of the Federal or state minimum wage. The Company will attempt to offset increases in the minimum wage through pricing and other cost control efforts; however, there can be no assurance that the Company or its franchisees will be able to pass such additional costs on to its customers.

ENVIRONMENTAL MATTERS

     Federal, state and local environmental laws and regulations have not historically had a material impact on the operations of the Company; however, the Company cannot predict the effect on its operations of possible future environmental legislation or regulations.

EMPLOYEES

     At December 26, 1996, the Company had a total of approximately 16,000 employees, none of which were covered by union contracts. Many of the Company's restaurant employees work part-time and many are paid at or slightly above minimum wage levels. The Company has experienced no significant work stoppages and believes that its relationship with its employees is satisfactory.

ITEM 2. PROPERTIES

     At December 26, 1996, the Company operated 343 restaurants owned or leased by the Company in ten states. Approximately 74% of the Company's 343 restaurants are located in California, making the Company the second largest family restaurant chain in California in terms of number of restaurants. Most of the restaurants are free standing units ranging from 5000 to 6000 square feet allowing them to accommodate 120 to 180 guests. Set forth below is a breakout of Company-operated restaurants by state:

                                                                                              NUMBER OF RESTAURANTS
STATE                                                                                       COCO'S    CARROWS    TOTAL      %
California...............................................................................     135       120       255      74.3%
Arizona..................................................................................      17         9        26       7.5
Texas....................................................................................      14(a)     10        24       7.2
Oregon...................................................................................      --         9         9       2.6
Nevada...................................................................................      --         7(b)      7       2.0
Washington...............................................................................       6         1         7       2.0
Colorado.................................................................................       6        --         6       1.7
New Mexico...............................................................................      --         4         4       1.2
Indiana..................................................................................       3(c)     --         3       0.9
Missouri.................................................................................       2        --         2       0.6
  Total..................................................................................     183       160       343     100.0%

(a) Includes 14 jojos restaurants which are similar in format to Coco's.

(b) Includes one Jeremiah's restaurant, a midscale family-steak restaurant.

(c) Includes three jojos restaurants.

     The Company completed the sale/leaseback of most of its owned restaurants during the first quarter of 1996.

     Of the 343 restaurants operated and owned or leased by the Company as of December 26, 1996, the Company owned the land and building for five, owned the building and leased the land for 49, and leased both land and building for the remaining 289 restaurants. Most of the leases provide for the payment of a base rent or approximately 5% to 6% of gross sales, whichever is greater.

     In addition to the restaurant locations set forth above, the Company's properties include (i) two office buildings located in Irvine, California and
(ii) various other regional offices and warehouses which are leased. The Company shares a 54,000 square foot office building with FRI located in Irvine, California, pursuant to a lease that expires in April 1997. Rent and occupancy expenses are split evenly between the Company and FRI. In April, 1997 the Company will relocate its corporate offices to another building in Irvine, California which is leased by Flagstar. Prior to its sale on February 26, 1997, the Company owned a 107,000 square foot building located in Irvine, California which was used for a commissary (50,000 sq. ft.), warehouse (25,000 sq. ft.) and office space currently occupied by FRI (32,000 sq. ft.).

     Substantially all of the Company's properties and assets are pledged to secure indebtedness under the Credit Agreement. See "Certain Relationships and Related Transactions -- The Credit Agreement."

ITEM 3. LEGAL PROCEEDINGS

     The Company is from time to time involved in routine litigation incidental to the conduct of its business. The Company believes that no currently pending litigation to which it is a party will have a material adverse effect on its liquidity, financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company is a wholly-owned subsidiary of Flagstar. As a result, there is no established public trading market for the Company's common stock and all per share data is omitted. As of February 25, 1997, 1,000 shares of the Company's common stock were outstanding, all of which are owned by Flagstar.

     Dividends were not paid by the Company during 1995 or 1996. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" and Note 6 to the accompanying Consolidated and Combined Financial Statements of the Company regarding certain restrictions on the payment of dividends.

ITEM 6. SELECTED FINANCIAL DATA

     Set forth below are certain selected financial data of the FRD Successor for the seven month period ended December 26, 1996, of the FRD Predecessor for the five month period ended May 23, 1996 and fiscal years 1995 and 1994 and of the FRI Predecessor for fiscal years 1993 and 1992. Information for fiscal year 1992 was derived from unaudited financial statements which, in the opinion of management, reflect all adjustments (consisting only of normal recurring items) necessary to present fairly, in accordance with generally accepted accounting principles, the information contained therein. The following should be read in conjunction with the Consolidated and Combined Financial Statements and Notes thereto presented elsewhere herein and "Management's Discussion and Analysis of Financial Condition and Results of Operations". Because FRD is a wholly-owned subsidiary of Flagstar, per share data is not meaningful and has been omitted.

                                                       FRD
                                                    SUCCESSOR             FRD PREDECESSOR                 FRI PREDECESSOR
                                                      SEVEN         FIVE
                                                     MONTHS        MONTHS
                                                      ENDED        ENDED                     FISCAL YEAR ENDED
                                                    DEC. 26,      MAY 23,                      DECEMBER (A),
                                                      1996          1996      1995 (B)    1994 (C)      1993        1992
($ IN THOUSANDS)

                                                                                                                  (UNAUDITED)
OPERATING STATEMENT DATA:
  Operating revenues.............................   $ 295,044     $195,943    $505,619    $510,102    $492,077     $ 443,185
  Operating income...............................      11,947        2,482      32,025      31,192      30,522        23,486
  Interest and debt expenses.....................      17,680        4,658(d)   16,515(d)    6,934(d)    4,594         4,852
  Net income (loss)..............................      (6,189)       1,101       4,724      10,111      15,236        10,899
  Ratio of earnings to fixed charges (e).........          .7x         1.7x        1.7x        3.9x        6.6x          4.8x

SELECTED OPERATING DATA:
  Depreciation and amortization of property......   $  15,055     $  9,972    $ 22,547    $ 18,438(f) $  9,241     $   8,416
  Amortization of goodwill and other
     intangibles.................................       3,451        2,399       5,900       5,561(f)      801           703
  Capital expenditures...........................       2,746        2,216      22,890      24,154      14,720        85,231(g)

                                                               AS OF
                                                             DEC. 26,                      AS OF DECEMBER (A)
                                                             1996 (J)         1995          1994         1993         1992
                                                                                                                   (UNAUDITED)
BALANCE SHEET DATA:
  Working capital deficiency (h)..........................   $ (55,736)    $ (110,979)   $ (106,223)   $(46,293)    $ (47,397)
  Net property............................................     134,976        146,042       165,285      78,471        73,369
  Total assets............................................     388,046        332,847       350,993     135,843       130,394
  Long-term debt, excluding current portion...............     218,497         27,502        32,499      34,605        36,116
  Stockholder's equity (i)................................      68,811        152,601       192,354      31,852        23,823

(a) The four most recently completed fiscal years ended on December 31, 1995, December 25, 1994, December 26, 1993 and December 28, 1992.

(b) Fiscal 1995 represents a 53 week period.

(c) Data presented for 1994 includes one month of financial information for the FRI Predecessor prior to FRI's reorganization under Chapter 11 of the Bankruptcy Code and eleven months of financial information for the FRD Predecessor following such reorganization. In January 1994, FRI's predecessor corporation, REG, completed the Reorganization and applied the provisions of Statement of Position ("SOP") 90-7. Pursuant to SOP 90-7, REG qualified for fresh start reporting as of January 27, 1994. Under this concept, all assets and liabilities of FRI were restated to current value at the date of reorganization. FRI obtained an appraisal of the assets and liabilities of FRI and the FRD Predecessor establishing the reorganization value (i.e., fair value) of the assets and liabilities. FRI utilized the results of this appraisal to implement fresh start reporting, which resulted in a reorganization value in excess of amounts allocable to identifiable assets of $155,540,000 to the FRD Predecessor at January 27, 1994. For the eleven months ended December 25, 1994, FRD Predecessor's operating statement and selected operating data consisted of operating revenues of $466,025,000, operating income of $29,543,000, interest and debt expenses of $6,476,000, net income of $9,394,000, ratio of earnings to fixed charges of 3.9x, depreciation and amortization of property of $17,741,000, amortization of intangibles of $5,480,000 and capital expenditures of $23,742,000. For the one month ended January 26, 1994, the FRI Predecessor's operating statement and selected operating data consisted of operating revenues of

    $44,077,000, operating income of $1,649,000, interest and debt expenses of $458,000, net income of $717,000, ratio of earnings to fixed charges of 3.7x, depreciation and amortization of property of $697,000, amortization of goodwill and other intangibles of $81,000 and capital expenditures of $412,000.

(d) Includes $4,260,000, $13,117,000, and $3,033,000 of interest related to FRD
    Predecessor's outstanding balance under the working capital portion of FRI's credit agreement used to fund operating cash flow needs for all of FRI's subsidiaries for the five months ended May 23, 1996 and fiscal years 1995 and 1994, respectively.

(e) For purposes of computing the ratio of earnings to fixed charges, "fixed charges" consist of interest on debt, amortization of deferred financing costs and the interest element in rental payments under operating and capital leases. "Earnings" consist of income from operations before income taxes, plus fixed charges.

(f) In connection with the Reorganization in January 1994, the Company restated all assets and liabilities, which resulted in a reorganization value of FRD Predecessor at January 27, 1994 in excess of amounts allocable to identifiable assets of $155,540,000.

(g) Includes $67,904,000 related to the acquisition of 109 Bob's restaurants in February 1992.

(h) The Company historically operates with a working capital deficiency because
    (i) restaurant operations are conducted primarily on a cash (and cash equivalent) basis with a low level of accounts receivable, (ii) rapid turnover allows a limited investment in inventories and (iii) cash from sales is usually received before related accounts payable for food, beverage and supplies become due.

(i) The predecessor financial information presented represents a combination of certain subsidiaries and divisions of FRI and does not represent a legal entity. Therefore, stockholder's equity represents the net activity with FRI.

(j) The December 26, 1996 data reflects the impact of the acquisition of FRI-M by FRD, including, but not limited to, the issuance of $156.9 million of senior notes, a $56.0 million term loan and the impact of the application of purchase accounting.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Introduction
     The Company's Management's Discussion and Analysis is principally divided into two sections. The first section analyzes the results of operations. The second section addresses the Company's liquidity and capital resources. This discussion should be read in conjunction with "Selected Financial Data" and the Consolidated and Combined Financial Statements and other more detailed financial information appearing elsewhere herein.
Results of Operations
     As discussed herein, operating results for the year ended December 26, 1996 reflect the sum of the seven months ended December 26, 1996 (FRD Successor) and the five months ended May 23, 1996 (FRD Predecessor). Operating results for the year ended December 31, 1995 reflect the operations of FRD Predecessor. Operating results for the year ended December 25, 1994 reflect the sum of the operations of FRD Predecessor for the eleven months ended December 25, 1994 and the operations of FRI Predecessor for the one month ended January 26, 1994.
1996 Restaurant Unit Activity

                                                                                         Ending                          Ending
                                                                                         Units      Units     Units      Units
                                                                                        12/31/95    Opened    Closed    12/26/96
Coco's
  Company Owned......................................................................       188      --          (5)        183
  Franchised Units...................................................................         6      --          (1)          5
  Int'l Licensees....................................................................       252        26      --           278
                                                                                            446        26        (6)        466
Carrows..............................................................................       161         2        (3)        160
                                                                                            607        28        (9)        626

Coco's                                                                                  1996           1995(a)          1994
                                                                                     (unaudited)     (unaudited)     (unaudited)
($ in thousands)
Net Company Sales.................................................................    $ 269,903       $ 282,251       $ 288,494
Franchise and Foreign Licensing Revenue...........................................        3,792           4,371           5,927
Total Revenue.....................................................................    $ 273,695       $ 286,622       $ 294,421
Comparable Store Sales (Decrease) Increase........................................         (1.6)%          (5.0)%           1.5%
Average Unit Data:
  Average Annual Unit Sales ($ in thousands)......................................    $   1,462       $   1,506       $   1,520
  Average Check...................................................................    $    6.79       $    6.72       $    6.52
  Average Weekly Customer Count Per Restaurant....................................        4,159           4,271           4,579
Number of Restaurants (end of period)
       Owned......................................................................          183(b)          188             187
       Franchised.................................................................            5               6               5
       International licensed.....................................................          278             252             214
          Total...................................................................          466             446             406

(a) Fiscal 1995 represents a 53 week period.
(b) Includes the Company's jojos restaurants (17 as of December 26, 1996).

Carrows                                                                                 1996           1995(a)          1994
                                                                                     (unaudited)     (unaudited)     (unaudited)
($ in thousands)
Net Company Sales.................................................................    $ 217,292       $ 218,997       $ 215,681
Comparable Store Sales Increase (Decrease)........................................          0.1%           (0.2)%           1.0%
Average Unit Data:
  Average Annual Unit Sales ($ in thousands)......................................    $   1,343       $   1,372       $   1,351
  Average Check...................................................................    $    6.26       $    6.09       $    5.80
  Average Weekly Customer Count Per Restaurant....................................        4,252           4,363           4,473
Number of Restaurants Owned (end of period).......................................          160             161             163

(a) Fiscal 1995 represents a 53 week period.
                                       10

Fiscal 1996 to Fiscal 1995
     Net Company Sales for the twelve months ended December 26, 1996 decreased $14.1 million (2.8%) as compared to the twelve months ended December 31, 1995. This decrease can be attributed to several factors, the most significant being the impact of an extra week of sales in the prior year (approximately $7.0 million) which was a 53 week period in comparison to the current year which is a 52 week period. In addition, the Company experienced a six unit decrease in the number of Company-owned restaurants accompanied by a decline in comparable store sales for Coco's of 1.6%, offset, in part, by a slight increase at Carrows of 0.1%. Customer counts for Coco's and Carrows decreased during the 1996 period by 2.6% as compared to the prior year period. Such decrease is primarily due to a general softness in the mid-scale restaurant segment. These decreases are partially offset by increases in guest check average of 1.0% at Coco's and 2.8% at Carrows which are mainly driven by suggestive selling of promoted dessert items as well as a slight price increase taken in the fourth quarter to offset the negative impact of the Federal minimum wage increase.
     Franchise and foreign licensing revenue decreased by $0.6 million in 1996 as compared to 1995. This decrease is primarily due to a stronger dollar versus the yen in 1996 as compared with 1995 and a lower royalty rate under Coco's foreign license agreement effective February 1995. These decreases were partially offset by an increase in the number of franchisees and foreign licensees from 257 in 1995 to 283 in 1996.
     Operating expenses for the twelve months ended December 26, 1996 increased $3.0 million (.6%) as compared to the twelve months ended December 31, 1995. This increase reflects decreased expenses due to the decrease in operating revenue noted above, offset by increases in workers' compensation expense ($2.0 million), depreciation and amortization ($2.5 million), management fees payable to Flagstar ($3.0 million), and other operating expenses ($5.0 million). The increase in workers' compensation expense is due mainly to revised claim loss estimates, while the increase in depreciation and amortization is due principally to a full year's depreciation being recorded on prior year property additions. The management fees payable to Flagstar of $3.0 million are pursuant to the management services agreement between the Company and Flagstar, dated May 24, 1996. Under such agreement, the Company is charged a management services fee by Flagstar equal to 1% of total revenues. The impact of revaluing assets in conjunction with the May 23, 1996 acquisition was not significant on operating earnings, due to the relatively longer life assigned to goodwill of FRD Successor as compared to the reorganization value of FRD Predecessor and the relatively minor adjustments to the carrying values of fixed assets. The other operating expense increase is primarily due to increases in rent ($1.9 million) in connection with several sale/leaseback transactions that occurred in the first quarter of 1995, expenses of $2.0 million related to the information systems conversion which began subsequent to the acquisition by Flagstar and litigation reserves ($1.1 million) established during the five months ended May 23, 1996, for various litigation facing the Company.
     Operating income for the twelve months ended December 26, 1996 decreased $17.6 million (54.9%) as compared to the twelve months ended December 31, 1995 due to the revenue decrease and expense increase noted above.
     Interest and debt expense increased $5.8 million (35.3%) in 1996 as compared to 1995. This increase is due to the long-term debt incurred in connection with the acquisition of FRI-M, effective May 23, 1996 and because of the revaluation of the liability associated with capitalized lease obligations.
     Other non-operating income, net, totaled $5.4 million in 1996 as compared to other non-operating expense, net, of $4.1 million in 1995. The 1996 non-operating income, net, is principally the result of a $5.9 million gain on the sale of one Carrows restaurant in Las Vegas, Nevada during the five months ended May 23, 1996. The non-operating expense, net, in 1995 relates principally to the loss on the sale of forward hedge contracts.
     The decrease in net income of $9.8 million in comparison to the prior year is due to a combination of the above described items.
Fiscal 1995 to Fiscal 1994
     Net Company Sales for 1995 decreased by approximately $4.5 million (0.9%) as compared with the twelve months ended December 25, 1994. This decrease is attributable to a reduction in the number of Company-owned restaurants (349 restaurants in 1995 as compared to 350 restaurants in 1994), as well as a decrease in comparable store sales. Coco's and Carrows experienced a decrease in comparable store sales in 1995 compared to 1994 of 5.0% and 0.2%, respectively. Coco's average weekly customer count per restaurant decreased by 6.7% in 1995 as compared to 1994, while Carrows average weekly customer count decreased by 2.5% in 1995 compared to 1994. These decreases in customer count were partially offset by increases in average guest check for Coco's and Carrows of 3.1% and 5.0%, respectively, in 1995 as compared to 1994. The decrease in traffic during 1995 resulted from intense competition and discounting in the family-style
                                       11
restaurant category. In addition, the California economy continued generally to experience weakness in 1995. In January, 1995, California required all restaurants to be non-smoking and the Company believes this legislation had a substantial negative impact on traffic in the Company's restaurants since 75% of the Company's restaurants are located in California. These decreases in 1995 operating revenues were partially offset by the impact of an extra week of sales in 1995, which was a 53 week period in comparison to a 52 week period in 1994.
     Franchise and foreign licensing revenue decreased by $1.6 million in 1995 as compared to 1994. This decrease is primarily due to the decrease in the weighted average royalty rate paid by franchisees from 1.67% in 1994 to .85% for the majority of 1995, which is partially offset by an increase in fees due to the increase in the number of units during the year.
     Overall operating expenses decreased by $5.3 million in 1995 as compared to 1994. This reflects a decrease in payroll and benefits of $6.6 million due principally to improved efficiencies in labor and related fringe benefits and the effects of the decrease in operating revenues noted above partially offset by increased depreciation and amortization expense of approximately $4.5 million as a result of the asset revaluation related to the Reorganization and the 1994 remodeling activities.
     Interest and debt expense increased by $9.6 million (138%) in 1995 as compared to 1994. This increase was due to an increase in working capital borrowings under the credit facility which was used to fund operating cash flow needs of all FRI subsidiaries.
     Operating income increased by $0.8 million (2.7%) in 1995 compared to 1994 as a result of the factors discussed above.
     The decrease in net income of $5.4 million (53.3%) was due to a combination of the above-described items.
Exposure to Currency Fluctuations
     The Company is the licensor of Coco's restaurants in Japan and Korea through a licensing agreement. The royalty due to the Company is paid annually in yen and is based on sales attributable to such Coco's. Because the royalty is paid annually in February, the Company bears the risk that exchange rate fluctuations could have an unfavorable impact on this receivable. At December 26, 1996 and December 31, 1995, the Company had $2.8 million and $3.3 million, respectively, due under this arrangement.
Liquidity and Capital Resources
     In connection with the acquisition of FRI-M, the Company entered into a credit agreement (the "Credit Agreement") on May 23, 1996 which provides for a $56 million term loan (the "Term Loan") and a $35 million working capital and letter of credit facility (the "Revolving Credit Facility"). At December 26, 1996, the Company had no outstanding working capital borrowings; however, letters of credit outstanding were $20.8 million. Such facility is unavailable to Flagstar and its other subsidiaries.
     Also in connection with the acquisition, FRD issued $156.9 million principal amount of 12 1/2% Series B Senior Notes due 2004 (the "Senior Notes"). The Senior Notes mature on July 15, 2004.
     The Credit Agreement and indentures under which the Senior Notes have been issued contain a number of restrictive covenants which, among other things (subject to certain exceptions), limit FRD and its subsidiaries with respect to incurrence of debt, existence of liens, investments and joint ventures, the declaration or payment of dividends, the making of guarantees and other contingent obligations, mergers, the sale of assets, capital expenditures and material changes in their business. In addition, the Credit Agreement contains certain financial covenants including provisions for the maintenance of a minimum level of interest coverage (as defined), limitations on ratios of indebtedness (as defined) to earnings before interest, taxes, depreciation and amortization (EBITDA), maintenance of a minimum level of EBITDA and limitations on annual capital expenditures.
     The Company was in compliance with the terms of the Credit Agreement at December 26, 1996. Under the most restrictive provision of the Credit Agreement (the ratio of consolidated adjusted EBITDA to interest expense), at December 26, 1996, the Company's consolidated EBITDA for the six months ended December 26, 1996 could be $5.6 million less and the Company would still be in compliance.
                                       12

     At December 26, 1996, scheduled debt maturities of long-term debt, including capitalized lease obligations, for the next five years and thereafter are as follows ($ in thousands):

1997..........................................................................   $ 19,578
1998..........................................................................     23,628
1999..........................................................................     23,686
2000..........................................................................      3,404
2001..........................................................................      3,146
Thereafter....................................................................    164,633
                                                                                 $238,075

     At December 26, 1996 and December 31, 1995, the Company had working capital deficits of $55.7 million and $111.0 million, respectively. The decrease in such deficit is attributable primarily to the fact that at December 31, 1995, the FRD Predecessor had significant current notes payable to banks that were used to fund the operating cash flow needs of all FRI subsidiaries. Conversely, FRD's debt at December 26, 1996 (the majority of which is acquisition related) is primarily non-current. The Company is able to operate with a substantial working capital deficiency because: (i) restaurant operations are conducted on a cash (and cash equivalent) basis with a low level of accounts receivable; (ii) rapid turnover allows a limited investment in inventories; and (iii) accounts payable for food, beverages, and supplies usually become due after the receipt of cash from related sales.
     The Company intends to continue to operate with working capital deficiencies and to rely upon internally generated funds and borrowings under the Credit Agreement to finance its daily restaurant operations.
Item 8. Financial Statements and Supplementary Data
     See Index to Financial Statements and Financial Statement Schedule which appears on page F-1 herein.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
     Not applicable.
                                    PART III
Item 10. Directors and Executive Officers of the Registrant
     The information required by this item is omitted pursuant to General Instruction (I)(2)(c) of Form 10-K.
Item 11. Executive Compensation
     The information required by this item is omitted pursuant to General Instruction (I)(2)(c) of Form 10-K.
Item 12. Security Ownership of Certain Beneficial Owners and Management
     The information required by this item is omitted pursuant to General Instruction (I)(2)(c) of Form 10-K.
Item 13. Certain Relationships and Related Transactions
     The information required by this item is omitted pursuant to General Instruction (I)(2)(c) of Form 10-K.
Description of Indebtedness
     The following summary of the principal terms of the current indebtedness of the Company does not purport to be complete and is qualified in its entirety by reference to the documents governing such indebtedness, including the definitions of certain terms therein, which have been filed as exhibits to this 1996 Annual Report on form 10-K. Whenever particular provisions of such documents are referred to herein, such provisions are incorporated herein by reference and the statements are qualified in their entirety by such reference.
  The Credit Agreement
     In connection with the acquisition of FRI-M by FRD, the Credit Agreement was entered into as of May 23, 1996 among FRD, as guarantor, FRI-M, as borrower (the "Borrower"), Bankers Trust Company, Chemical Bank and Citicorp
                                       13

USA, Inc., as Co-Syndication Agents (collectively, the "Co-Agents"), Credit Lyonnais New York Branch, as Administrative Agent and the other lenders party thereto (collectively, the "Banks"). The Credit Agreement provides for a $56 million Term Loan and a $35 million Revolving Credit Facility, which is also available for letters of credit. Proceeds from the Term Loan were used by FRD for the acquisition of all of the outstanding shares of capital stock of FRI-M and its subsidiaries, and to pay the transactions costs associated therewith. Proceeds from the Revolving Credit Facility are to be used for working capital requirements and other general corporate purposes, which may include the making of intercompany loans to any of the Borrower's wholly-owned subsidiaries for their own working capital and other general corporate purposes. Letters of credit may be issued under the Revolving Credit Facility for the purpose of supporting (i) workers' compensation liabilities of the Borrower or any of its subsidiaries; (ii) the obligations of third party insurers of the Borrower or any of its subsidiaries; and (iii) certain other obligations of the Borrower and its subsidiaries.
     Principal installments of the Term Loan are payable quarterly as follows:
$4 million per quarter for four consecutive quarters beginning February 28, 1997; $5 million for four consecutive quarters beginning February 28, 1998; $6 million on February 28, 1999; and $7 million for two consecutive quarters beginning May 31, 1999. All amounts owing under the Term Loan are required to be repaid on August 31, 1999. The commitment to make loans or issue letters of credit pursuant to the Revolving Credit Facility expires, and all amounts outstanding under the Revolving Credit Facility must be repaid, on August 31, 1999. All borrowings under the Credit Agreement accrue interest at a variable rate based on a base rate (as defined therein) or an adjusted Eurodollar rate. The rate at December 26, 1996 was 8.125%.
     The Credit Agreement requires the Borrower to make mandatory prepayments in certain circumstances out of its Consolidated Excess Cash Flow (as defined therein), out of cash proceeds of certain asset sales, out of assets distributed to the Company, the Borrower or any of Borrower's direct or indirect subsidiaries (each, a "Loan Party") in connection with an employee benefit plan termination and out of net cash proceeds received by a Loan Party from certain other sources. Any mandatory partial prepayment of the Term Loan shall be applied to installments scheduled to be paid during the twelve months immediately following the date of such prepayment, with any excess being applied ratably to the scheduled installments of the Term Loan.
     The Credit Agreement contains certain restrictive covenants which, among other things, limit (subject to certain exceptions) the Borrower and its subsidiaries with respect to (a) incurrence of debt; (b) the existence of liens;
(c) investments and joint ventures; (d) the declaration or payment of dividends;
(e) the making of guarantees and other contingent obligations; (f) the amendment or waiver of certain related agreements; (g) mergers, consolidations, liquidations and sales of assets (including sale and leaseback transactions);
(h) payment obligations under leases; (i) transactions with shareholders and affiliates; (j) the sale, assignment, pledge or other disposition of shares of Borrower or its subsidiaries by Borrower or its subsidiaries; (k) capital expenditures; and (l) material changes in their business.
     The Credit Agreement also imposes on FRD, the Borrower and its subsidiaries certain financial tests and minimum ratios which, among other things, require that Borrower (a) shall not permit the ratio determined on the last day of each fiscal quarter for such quarter and, as applicable, the three preceding quarters ("Rolling Period") then ended of Consolidated Adjusted EBITDA (as defined therein) to Consolidated Interest Expense (as defined therein) to be less than levels increasing from 1.50:1.00 on September 26, 1996 to 2.10:1.00 on September 23, 1999 and each fiscal quarter end thereafter; (b) permit the ratio determined on the last day of each fiscal quarter for the Rolling Period then ended of Consolidated Total Debt (as defined therein) to Consolidated Adjusted EBITDA (as defined) to exceed a level varying from 5.65:1.00 on September 26, 1996 to 3.65:1.00 on September 23, 1999 and each fiscal quarter end thereafter; and (c) shall not permit Consolidated Adjusted EBITDA determined on the last day of each fiscal quarter to be less than an amount increasing from $11.2 million for the fiscal quarter ending September 26, 1996 to $49.5 million for the Rolling
Period ending June 25, 1998 and each Rolling Period thereafter.
     FRD and all of the Borrower's subsidiaries have guaranteed the obligations of the Borrower under the Credit Agreement and the other Loan Documents (as defined therein). All of the issued and outstanding common stock of the Borrower and its subsidiaries has been pledged as security for the obligations of the Company under the Credit Agreement and the other Loan Documents. The obligations of the Borrower under the Credit Agreement and the other Loan Documents are secured by substantially all assets of the Borrower and its subsidiaries.
  The Senior Notes
     In connection with the acquisition of FRI-M, FRD issued $156.9 million principal amount of 12 1/2% Senior Notes due 2004 (the "Notes"). Interest on the Notes accrues at the rate of 12 1/2% per annum and will be payable semi-annually in arrears on January 15 and July 15, commencing on July 15, 1996. They will mature on July 15, 2004. The Notes are
                                       14
senior, unsecured, general obligations of the Company and rank senior in right of payment to all existing and future subordinated indebtedness of the Company and rank pari passu in right of payment with all existing and future unsubordinated indebtedness of the Company. The Notes are effectively subordinated to secured indebtedness of the Company, including borrowings under the Credit Agreement, to the extent of the value of the Company's assets securing such indebtedness. Borrowings under the Credit Agreement are secured by substantially all of the Company's assets. The Company on a stand alone basis does not currently have any outstanding senior indebtedness other than the Notes and its guaranty of FRI-M's borrowings under the Credit Agreement. As of December 26, 1996, FRI-M had no outstanding borrowings under the Revolving Credit Facility. (The Notes are structurally subordinated to all indebtedness of the Borrower (as defined above), including its indebtedness under the Credit Agreement.)
     The Notes are not redeemable at the Company's option prior to May 23, 2001. Thereafter, the Notes are subject to redemption at the option of the Company, in whole or in part, at the redemption prices (expressed as percentages of principal amount) set forth below, plus accrued and unpaid interest to the applicable redemption date, if redeemed during the twelve-month period beginning on May 23 of the years indicated below:

Year                                                                            Percentage
2001.........................................................................     105.0%
2002.........................................................................     102.5%
2003 and thereafter..........................................................     100.0%

     Notwithstanding the foregoing, at any time prior to May 23, 1999, the Company may also redeem up to $50 million aggregate principal amount of the Notes, at the redemption prices (expressed as percentages of principal amount) set forth below, plus accrued and unpaid interest thereon to the applicable redemption date, with the Net Cash Proceeds (as defined) from one Initial Public Equity Offering (as defined) of the Company, if redeemed during the twelve-month period ending on May 23 of the years indicated below; provided that at least $60 million in aggregate principal amount of the Notes originally issued remain outstanding immediately after such redemption and provided, further, that such redemption occurs within 60 days of the date of receipt of such Net Cash
Proceeds:

Year                                                                            Percentage
1997.........................................................................     110.00%
1998.........................................................................     108.75%
1999.........................................................................     107.50%

                                    PART IV
Item 14. Exhibits and Financial Statement Schedules, and Reports on Form 8-K
(a) (1) Financial Statements:
        See the Index to Financial Statements and Financial Statement Schedule which appears on page F-1 hereof.
   (2) Financial Statement Schedules:
       See the Index to Financial Statements and Financial Statement Schedule which appears on page F-1 hereof.
   (3) Exhibits:
       Certain of the exhibits to this report, indicated by an asterisk, are hereby incorporated by reference to other documents on file with the Commission with which they are physically filed, to be a part hereof as of their respective dates.

Exhibit No.   Description
   *3.1       Certificate of Incorporation of FRD (incorporated by reference to Exhibit 3.1 to Registration Statements on
              Forms S-1 and S-4 dated as of September 6, 1996 (No. 333-07601) of FRD (the "FRD Form S-4")).
   *3.2       Bylaws of FRD (incorporated by reference to Exhibit 3.2 to the FRD Form S-4).
    3.2.1     Amendment to the Bylaws of FRD, dated May 24, 1996.
   *4.1       Indenture dated as of May 23, 1996 between FRD and the Bank of New York, as Trustee (the "Indenture")
              (incorporated by reference to Exhibit 4.1 to the FRD Form S-4).
   *4.1.1     Form of First Supplemental Indenture to the Indenture dated as of August 23, 1996 (incorporated by reference to Exhibit 4.1.1 to the FRD Form S-4).
   *4.2       Stock Purchase Agreement dated as of March 1, 1996 by and among Flagstar, FCI, FRD, and Family Restaurants,
              Inc. (incorporated by reference to Exhibit 4.2 to the FRD Form S-4).

                                       15

Exhibit No.   Description
   *4.3       Registration Rights Agreement dated as of May 23, 1996 between FRD and Family Restaurants, Inc. (the
              "Registration Rights Agreement") (incorporated by reference to Exhibit 4.3 to the FRD Form S-4).
   *4.3.1     First Amendment to Registration Rights Agreement, dated as of August 23, 1996 (incorporated by reference to
              Exhibit 4.3.1 to the FRD Form S-4).
  *10.1       Credit Agreement dated as of May 23, 1996 by and among FRD, as Guarantor, FRI-M as Borrower, the Financial
              Institutions listed therein, as lenders, Bankers Trust Company, Chemical Bank and Citicorp USA, Inc., as
              co-syndication agents, and Credit Lyonnais New York Branch, as administrative agent (the "Credit Agreement")
              (incorporated by reference to Exhibit 10.1 to the FRD Form S-4).
  *10.1.1     First Amendment to the Credit Agreement, dated as of July 1, 1996 (incorporated by reference to Exhibit 10.1.1 to FRD's quarterly report on Form 10-Q for the period ending September 26, 1996 (the "1996 Form 10-Q")).
  *10.1.2     Second Amendment to the Credit Agreement, dated November 19, 1996 (incorporated by reference to Exhibit 4.24 to FCI's 1996 Form 10-K, File No. 0-18051).
  *10.2       Tax Sharing and Allocation Agreement dated as of May 23, 1996 among FCI and the Company (incorporated by reference to Exhibit 10.2 to the FRD Form S-4).
  *10.3       Management Services Agreement dated as of May 24, 1996 between FRD and Flagstar (incorporated by reference to
              Exhibit 10.3 to the FRD Form S-4).
  *10.4       FCI 1989 Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 10.9 to FCI's 1995 Form 10-K,
              File No. 0-18051).
  *10.5       Technical Assistance and License Agreement, dated as of April 14, 1995, between Coco's Restaurant, Inc. And
              Coco's Japan Co., Ltd (incorporated by reference to Exhibit 10.5 to the FRD Form S-4).
  *10.6       Memorandum regarding employment arrangement between Flagstar and Mark Shipman (incorporated by reference to
              Exhibit 10.6 to the FRD Form S-4).
   12         Computation of Ratio of Earnings to Fixed Charges.
   27         Financial Data Schedule.
   99         Safe Harbor Under the Private Securities Litigation Reform Act of 1995.

 * Certain of the exhibits to this Annual Report on Form 10-K, indicated by an asterisk, are hereby incorporated by reference to other documents on file with the Commission with which they are physically filed, to be part hereof as of their respective dates.

(b) FRD filed current reports on Form 8-K and 8-K/A dated as of December 2, 1996 reporting changes in the registrant's certifying accountant. This filing reported a change in the registrant's principal independent auditors from KPMG Peat Marwick LLP to Deloitte & Touche LLP.
     Supplemental Information to be Furnished with Reports Filed Pursuant to
Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act.
     No annual report or proxy material has been provided to the security holders of FRD.
                                       16

                              FRD ACQUISITION CO.
         INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

                                                                                                                          Page
Independent Auditors' Report -- Deloitte & Touche LLP..................................................................    F-2
Independent Auditors' Report -- KPMG Peat Marwick LLP..................................................................    F-3
Statement of Consolidated Operations for the Seven Months Ended December 26,1996, and the Statements of Combined
  Operations for the Five Months Ended May 23, 1996, the Year Ended December 31, 1995, the Eleven Months Ended December
  25, 1994, and the One Month Ended January 26, 1994...................................................................    F-4
Consolidated Balance Sheet as of December 26, 1996 and Combined Balance Sheet as of
  December 31, 1995....................................................................................................    F-5
Statement of Consolidated Cash Flows for the Seven Months Ended December 26,1996 and Statements of Combined Cash Flows
  for the Five Months Ended May 23, 1996, the Year Ended December 31, 1995, the Eleven Months Ended December 25, 1994,
  and the One Month Ended January 26, 1994.............................................................................    F-6
Notes to Consolidated and Combined Financial Statements................................................................    F-7
Financial Statement Schedule: Condensed Financial Information of Registrant............................................    S-1

                          INDEPENDENT AUDITORS' REPORT
BOARD OF DIRECTORS
FRD ACQUISITION CO.:
     We have audited the accompanying consolidated balance sheet of FRD Acquisition Co. and subsidiaries (the "Company") as of December 26, 1996, and the related statements of consolidated operations and consolidated cash flows for the seven months ended December 26, 1996. Our audit also included the financial statement schedule listed in the Index at Item 14. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedule based on our audit.
     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 26, 1996, and the results of its operations and its cash flows for the seven months ended December 26, 1996 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
DELOITTE & TOUCHE LLP
Greenville, South Carolina
February 13, 1997
                                      F-2

                          INDEPENDENT AUDITORS' REPORT
BOARD OF DIRECTORS
FRD ACQUISITION CO.:
     We have audited the accompanying combined balance sheet of FRI-M, which includes FRI-M Corporation, a wholly owned subsidiary of Family Restaurants, Inc. (The Parent), and certain subsidiaries including those restaurants that make up the Family Restaurant Division and including the FRD Commissary (collectively FRI-M or the Company) as of December 31, 1995 and the related combined statements of operations and cash flows for the five months ended May 23, 1996, the year ended December 31, 1995, the eleven months ended December 25, 1994 (FRD Predecessor) and the one month ended January 26, 1994 (FRI Predecessor). These combined financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the combined financial statements based on our audits.
     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
     In our opinion, the combined financial statements referred to above present fairly, in all material respects, the financial position of the Company at December 31, 1995 and the results of their operations and their cash flows for the five months ended May 23, 1996, the year ended December 31, 1995, the eleven months ended December 25, 1994 (FRD Predecessor) and the one month ended January 26, 1994 (FRI Predecessor) in conformity with generally accepted accounting principles.
     As discussed in note 1 to the combined financial statements, the Parent commenced a Chapter 11 bankruptcy case on November 23, 1993, which was confirmed by the United States Bankruptcy Court for the District of Delaware on January 7, 1994. Accordingly, the accompanying combined financial statements have been prepared in conformity with American Institute of Certified Public Accountants Statement of Position 90-7, "Financial Reporting for Entities in Reorganization Under the Bankruptcy Code."
                                      KPMG PEAT MARWICK LLP
Orange County, California
July 25, 1996
                                      F-3

                              FRD ACQUISITION CO.
  STATEMENTS OF CONSOLIDATED (SUCCESSOR) AND COMBINED (PREDECESSOR) OPERATIONS

                                                       FRD                             FRD                             FRI
                                                    Successor                      Predecessor                     Predecessor
                                                   Seven Months    Five Months        Year        Eleven Months     One Month
                                                      Ended           Ended          Ended            Ended           Ended
                                                   December 26,      May 23,      December 31,    December 25,     January 26,
($ in thousands)                                       1996           1996            1995            1994            1994
Operating revenue...............................     $295,044       $ 195,943       $505,619        $ 466,025        $44,077
Operating expenses:
  Product cost..................................       83,519          54,370        143,206          131,436         12,946
  Payroll and benefits..........................      104,090          74,642        180,922          170,346         17,175
  Depreciation and amortization.................       18,506          12,371         28,447           23,221            778
  Management fees to Flagstar...................        2,950              --             --               --             --
  Other.........................................       74,032          52,078        121,019          111,479         11,529
                                                      283,097         193,461        473,594          436,482         42,428
Operating income................................       11,947           2,482         32,025           29,543          1,649
Other charges (credits):
  Interest and debt expense -- net..............       17,680           4,658         16,515            6,476            458
  Other -- net..................................           (4)         (5,437)         4,116            4,177            (58)
                                                       17,676            (779)        20,631           10,653            400
Income (loss) before taxes......................       (5,729)          3,261         11,394           18,890          1,249
Provision for income taxes......................          460           2,160          6,670            9,496            532
Net income (loss)...............................     $ (6,189)      $   1,101       $  4,724        $   9,394        $   717

          See notes to consolidated and combined financial statements
                                      F-4

                              FRD ACQUISITION CO.
       CONSOLIDATED (SUCCESSOR) AND COMBINED (PREDECESSOR) BALANCE SHEETS

                                                                                                     FRD             FRD
                                                                                                  Successor      Predecessor
                                                                                                 December 26,    December 31,
($ in thousands)                                                                                     1996            1995
ASSETS
Current assets:
  Cash and cash equivalents...................................................................     $ 14,300        $  5,497
  Receivables.................................................................................        5,988           5,439
  Merchandise and supply inventories..........................................................        5,039           5,288
  Net assets held for sale....................................................................        5,065          13,248
  Other.......................................................................................        4,468           2,240
                                                                                                     34,860          31,712
Property and equipment........................................................................      149,587         180,437
Accumulated depreciation......................................................................      (14,611)        (34,395)
                                                                                                    134,976         146,042
Goodwill, net.................................................................................      205,389              --
Reorganization value in excess of amounts allocable to identifiable assets, net...............           --         145,352
Other.........................................................................................       12,821           9,741
  Total assets................................................................................     $388,046        $332,847
LIABILITIES AND STOCKHOLDER'S EQUITY/NET COMBINED EQUITY
Current liabilities:
  Loans payable and current maturities of long-term debt......................................     $ 19,578        $ 84,730
  Accounts payable............................................................................       16,897          23,316
  Accrued payroll and vacation................................................................       14,189          13,894
  Accrued insurance...........................................................................        6,832           6,815
  Accrued interest............................................................................        9,261             830
  Payable to Flagstar.........................................................................        2,950              --
  Other.......................................................................................       20,889          13,106
                                                                                                     90,596         142,691
Long-term liabilities:
  Debt, less current maturities...............................................................      218,497          27,502
  Liability for self-insured claims...........................................................       10,142          10,053
                                                                                                    228,639          37,555
                                                                                                    319,235         180,246
Stockholder's Equity/Net Combined Equity
  Common stock: par value $0.10; 1000 shares authorized, issued and outstanding
  Paid-in-capital.............................................................................       75,000              --
  Deficit.....................................................................................       (6,189)             --
  Net combined equity.........................................................................           --         152,601
  Total stockholder's equity/net combined equity..............................................       68,811         152,601
                                                                                                   $388,046        $332,847

          See notes to consolidated and combined financial statements
                                      F-5

                              FRD ACQUISITION CO.
  STATEMENTS OF CONSOLIDATED (SUCCESSOR) AND COMBINED (PREDECESSOR) CASH FLOWS

                                                       FRD                             FRD                             FRI
                                                    Successor                      Predecessor                     Predecessor
                                                   Seven Months    Five Months        Year        Eleven Months     One Month
                                                      Ended           Ended          Ended            Ended           Ended
                                                   December 26,      May 23,      December 31,    December 25,     January 26,
($ in thousands)                                       1996           1996            1995            1994            1994
Cash Flows from Operating Activities:
  Net income (loss).............................    $   (6,189)     $   1,101       $  4,724        $   9,394        $   717
  Adjustments to Reconcile Net Income (Loss) to
     Cash Flows from Operating Activities:
     Depreciation and amortization of property
       and intangibles..........................        18,506         12,371         28,447           23,221            778
     Amortization of deferred financing
       costs....................................           816             --          4,785              463             --
     Loss (gain) on disposition of assets.......            --         (5,738)         2,269            3,064             --
  Decrease (increase) in assets:
     Receivables................................        (2,226)         1,676          1,975             (486)           503
     Merchandise and supply inventories.........           117             68              0             (377)           199
     Other current assets.......................        (4,105)          (485)           775           (3,941)         3,365
     Other assets...............................          (989)         1,251         (2,888)              --             --
  Increase (decrease) in liabilities:
     Accounts payable...........................           610         (4,762)         4,386           (4,376)          (312)
     Accrued payroll and vacation...............            98             --            766               --             --
     Payable to Flagstar........................         2,950             --             --               --             --
     Other accrued liabilities..................        10,964         (2,290)        (2,364)           3,431          2,029
     Self insurance reserves....................           624          2,133          2,998           (1,776)        (2,430)
     Other non-current liabilities..............            29             --             --               --             --
Net cash flows from operating activities........        21,205          5,325         45,873           28,617          4,849
Cash Flows From (Used In) Investing Activities:
  Purchase of property..........................        (2,746)        (2,216)       (23,771)         (23,941)          (412)
  Proceeds from disposition of property.........            --         20,087          7,866              283            317
  Acquisition of business.......................      (128,056)            --             --               --             --
Net cash flows from (used in) investing
  activities....................................      (130,802)        17,871        (15,905)         (23,658)           (95)
Cash Flows From (Used In) Financing Activities:
  Net intercompany and equity activity..........            --         54,050        (44,477)         (59,315)        (4,425)
  Principal debt borrowings.....................        56,000             --             --               --             --
  Principal debt payments.......................        (2,948)       (81,755)        15,786           56,184           (686)
  Equity contributions from Flagstar............        75,000             --             --               --             --
  Deferred financing costs......................        (5,143)            --             --               --             --
Net cash flows from (used in) financing
  activities....................................       122,909        (27,705)       (28,691)          (3,131)        (5,111)
Increase (decrease) in cash and cash
  equivalents...................................        13,312         (4,509)         1,277            1,828           (357)
  Cash and Cash Equivalents at:
     Beginning of period........................           988          5,497          4,220            2,392          2,749
     End of period..............................    $   14,300      $     988       $  5,497        $   4,220        $ 2,392
Supplemental Cash Flow Information:
  Income taxes paid.............................    $       80
  Interest paid.................................    $    7,219
  Non-cash financing activities:
     Capital lease obligations..................    $      101

          See notes to consolidated and combined financial statements
                                      F-6

                              FRD ACQUISITION CO.
            NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
Organization and Basis of Presentation
     FRD Acquisition Co. ("FRD" or, together with its subsidiaries, "the Company") was incorporated in February 1996 as a wholly-owned subsidiary of Flagstar Corporation ("Flagstar"), which is a wholly-owned subsidiary of Flagstar Companies, Inc. (FCI). On May 23, 1996, FRD consummated the acquisition of the Coco's and Carrows restaurant chains consisting of 347 company-owned units within the family dining segment. The acquisition price of $313.4 million (which was paid in exchange for all of the outstanding stock of FRI-M Corporation ("FRI-M"), the subsidiary of Family Restaurants, Inc. ("FRI"), which owns the Coco's and Carrows chains), was financed with $125.0 million in cash ($75.0 million of which was provided from Flagstar's cash balances and the remaining $50.0 million from bank term loans which totaled $56.0 million, with $6 million being used to pay transaction fees), the issuance of $156.9 million in senior notes of FRD to FRI, including an additional $6.9 million principal amount of Senior Notes issued by the Company to FRI pursuant to the purchase price adjustment provisions of the Stock Purchase Agreement on September 4, 1996 and the assumption of certain capital lease obligations of approximately $31.5 million. The acquisition has been accounted for using the purchase method of accounting.
     In accordance with the purchase method of accounting, the purchase price has been allocated to the underlying assets and liabilities of FRI-M based on their estimated respective fair values at the date of acquisition. The purchase price exceeded the fair value of the net assets acquired by approximately $209 million. The resulting goodwill is being amortized on a straight line basis over 40 years. This amount reflects a decrease from the original estimate of approximately $12 million. This revision, which was recorded during the fourth quarter of 1996, is primarily due to the completion of certain valuation and other studies which were prepared in order to estimate the fair value of the net assets acquired. No further revisions to the purchase price allocation are expected except for the potential impact of adjustments related to deferred income taxes, which are expected to be resolved in early 1997.
     The following unaudited pro forma financial information shows the results of operations of the Company as though the acquisition occurred as of December 26, 1994. These results include the amortization of the excess of purchase price over net assets acquired over a 40-year period, a reduction of overhead expenses due to anticipated cost savings and efficiencies from combining the operations of Flagstar and the Company, and an increase in interest expense as a result of the debt issued to finance the acquisition.

                                                                      Year Ended
                                                             December 26,    December 31,
                                                                 1996            1995
($ in thousands)
Revenue...................................................     $490,987        $505,619
Net Loss..................................................     $ (6,917)       $   (421)

     The pro forma financial information presented above does not purport to be indicative of either (i) the results of operations, had the acquisition taken place on December 26, 1994, or (ii) future results of operations.
     The FRD Predecessor Company's combined financial statements combine the financial position and operations of FRI-M, a wholly-owned subsidiary of FRI, and certain subsidiaries including those restaurants that made up the Family Restaurant Division and including the FRD Commissary, a division of FRI. The Family Restaurant Division primarily represented the Coco's and Carrows restaurant concepts. The FRI-M combined financial statements exclude the financial position and operations of FRI-MRD Corporation, a wholly owned subsidiary of the FRI-M Corporation which was not acquired by FRD.
     In the financial statements included herein, reference to "FRI Predecessor Company" refers to the period of ownership of FRI-M by the Restaurant Enterprises Group, Inc., ("REG") prior to January 27, 1994. Reference to the "FRD Predecessor" refers to the period of ownership of FRI-M by FRI, giving effect to information about events occurring upon FRI's emergence from a Chapter 11 bankruptcy code reorganization (the Reorganization) through May 23, 1996. "FRD Successor" refers to the period of ownership of FRI-M by FRD subsequent to May 23, 1996.
     The combined financial statements of the FRI Predecessor Company were prepared on a going concern basis, which contemplated continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business.
                                      F-7

                              FRD ACQUISITION CO.
     NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS -- (Continued) While the reorganization plan was in process, FRI continued in possession of its properties and operated and managed its business as a debtor-in-possession pursuant to the bankruptcy code.
     Pursuant to SOP-90-7, REG qualified for fresh start reporting as of January 27, 1994. Under this concept, all assets and liabilities of FRI were restated to current value at the date of reorganization. FRI obtained an appraisal of the assets and liabilities of the FRI Successor Company. This appraisal determined the reorganization value (i.e., fair value) of the assets and liabilities of the FRI Successor Company. The FRI Predecessor Company utilized the results of this appraisal to implement fresh start reporting, which resulted in a reorganization value in excess of amounts allocable to identifiable assets of $155.5 million at January 27, 1994.
     The combined balance sheet of FRI-M as of December 31, 1995 and the accompanying statements of combined operations and of combined cash flows for the year ended December 31, 1995 and the eleven months ended December 25, 1994 represent that of the FRI Successor Company. The accompanying statements of combined operations and of combined cash flows for the one month ended January 26, 1994 represent that of the FRI Predecessor Company.
     At December 26, 1996, the Company operated 343 full-service restaurants located in 10 states, with approximately 74% of its restaurants located in California. FRD restaurants primarily offer moderately priced breakfast, lunch and dinner items. Additionally, as of December 26, 1996, the Company was the licensor of 278 full-service restaurants in Japan and South Korea and the franchisor of 5 family restaurants in the United States.
     Certain 1996, 1995 and 1994 amounts as reported for the FRD Predecessor Company have been reclassified to conform to the 1996 presentation for the period of ownership by FRD.
NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(a) Fiscal Year Results of Operations for fiscal 1996, 1995, and 1994 are based on the 52 weeks ended on the last Thursday in December, the 53 weeks ended on the last Sunday in December, and the 52 weeks ended on the last Sunday in December, respectively. The five months ended May 23, 1996 include 21 weeks, while the seven months ended December 26, 1996 include 31 weeks.
(b) Principles of Consolidation and Combination The Consolidated Financial Statements include the accounts of FRD, and its subsidiaries. The combined financial statements include the accounts of the operations described in "Organization and Basis of Presentation", including their affiliated subsidiaries. All significant affiliated intercompany balances and transactions have been eliminated.
(c) Financial Statement Estimates The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the revenues and expenses during the period reported. Actual results could differ from those estimates.
(d) Cash and Cash Equivalents All highly liquid debt instruments purchased with an original maturity of three months or less are considered to be cash equivalents.
(e) Inventories Inventories consist primarily of food and liquor and are stated at the lower of cost or market. Costs are determined using the first-in, first-out (FIFO) method.
(f) Pre-Opening Costs Certain direct incremental costs incurred in conjunction with the opening of restaurants are capitalized and amortized over a twelve month period beginning one month after the date of opening.
(g) Property and Equipment Property and equipment is stated at appraised value at acquisition date or cost and is depreciated on a straight-line basis over estimated useful lives (buildings principally over 20 to 31 years and furniture, fixtures and equipment over 3 to 8 years). Prior to the acquisition date, property and equipment of FRD Predecessor was depreciated on a straight-line basis over estimated lives ranging from 25 to 35 years for buildings and 3 to 10 years for furniture, fixtures and equipment. Leasehold improvements are amortized on a straight-line basis over the shorter of estimated useful lives or the terms of related leases. Property under capitalized leases is amortized over the terms of the leases using the straight-line method.
                                      F-8

                              FRD ACQUISITION CO.
     NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS -- (Continued)
NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- Continued
(h) Reorganization Value During the five months ended May 23, 1996, the year ended December 31, 1995, and the eleven months ended December 25, 1994, the reorganization value in excess of amounts allocable to identifiable assets has been amortized using the straight-line method over 30 years. Accumulated amortization of reorganization value amounted to $10.2 million at December 31, 1995.
(i) Goodwill The excess of the purchase price over the fair value of the net assets acquired and certain trademarks are being amortized over their estimated useful life of 40 years on a straight-line basis. The Company assesses the recoverability of goodwill by projecting future net income, before the effect of amortization of intangibles, over the remaining amortization period of such assets. Accumulated amortization of the excess of the purchase price over the net assets acquired amounted to approximately $3.1 million at December 26, 1996.
(j) Debt Issuance Costs Costs related to the issuance of debt are deferred and amortized as a component of interest and debt expense over the terms of the respective debt issues using the interest method.
(k) Income Taxes The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes". The Company is included in the consolidated Federal and certain state income tax returns of FCI. As a result of the tax sharing agreement with FCI, the FCI current Federal and the applicable state consolidated income tax liabilities are allocated to the Company based on their current Federal and state income tax liability as if they were filing separate Federal and state income tax returns.
     The accompanying predecessor combined financial statements for the periods prior to May 23, 1996 combine the accounts of certain subsidiaries and divisions and exclude some operations of the combined entities. Some combined entities have not been taxable entities, but all have been included in the consolidated income tax returns of the predecessor parent. For financial reporting purposes, a pro forma tax expense has been provided at 40% of reported combined income excluding amortization of certain intangible assets.
     See Note 8 for a further description of the accounting for income taxes.
(l) Self-Insurance Reserves The Company is primarily self-insured, as was the FRD Predecessor, for workers' compensation and general liability risks which are supplemented by stop loss type insurance policies. The FRD Predecessor reflected such reserves at their estimated undiscounted amounts. In conjunction with the May 23, 1996 acquisition, the Company recorded its self-insurance liabilities for estimated incurred losses at their estimated present value as of May 23, 1996 based on expected loss payment patterns determined by independent actuaries, using a 4% discount rate. This change conforms the Company's method of accounting for self-insurance reserves with that of Flagstar. The total discounted self-insurance liabilities recorded at December 26, 1996 were $16.2 million, reflecting a 4% discount rate. The related undiscounted amount at such date was $18.3 million.
(m) Franchise and License Fees Initial franchise and license fees are recognized when all material services have been performed and conditions have been satisfied. Initial fees for all periods presented are insignificant. Monthly fees are accrued as earned based on the respective monthly net sales. Such fees totaled $2.3 million for the seven months ended December 26, 1996, $1.5 million for the five months ended May 23, 1996, $4.4 million for the year ended December 31, 1995, $5.4 million for the eleven months ended December 25, 1994 and $0.5 million for the one month ended January 26, 1994.
(n) Advertising Advertising costs are expensed as incurred. Such costs totaled $9.9 million for the seven months ended December 26, 1996, $6.7 million for the five months ended May 23, 1996, $16.3 million for the year ended December 31, 1995, $13.1 million for the eleven months ended December 25, 1994, and $1.3 million for the one month ended January 26, 1994.
(o) Cash Overdrafts The Company has included in accounts payable on the accompanying balance sheets cash overdrafts totaling $4.9 million and $11.5 million at December 26, 1996 and December 31, 1995.
(p) Foreign Currency Exposure The Company is the licensor of Coco's restaurants in Japan and Korea through a licensing agreement. The royalty due to the Company is paid annually in yen and is based on sales attributable to such
                                      F-9

                              FRD ACQUISITION CO.
     NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS -- (Continued)
NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- Continued
Coco's. Because the royalty is paid annually in February, the Company has exposure that exchange rates may fluctuate which could have an unfavorable impact on the receivable. At December 26, 1996 and December 31, 1995, the Company has $2.8 million and $3.3 million, respectively, due under this arrangement.
NOTE 2: RECEIVABLES
     A summary of receivables follows ($ in thousands):

                                                                           1996      1995
Trade, principally credit cards........................................   $1,521    $  924
License and franchise fees and related receivables.....................    2,791     3,286
Receivable from distributors...........................................      709       645
Note receivable, net...................................................       --        31
Other, net.............................................................      967       553
                                                                          $5,988    $5,439

NOTE 3: NET ASSETS HELD FOR SALE
     Net Assets Held for Sale at December 26, 1996 represent one restaurant unit and the White Road Facility in California, which includes the FRD Commissary. These assets are expected to be sold during 1997. The assets are recorded at their estimated fair value less costs to sell.
     Net assets held for sale at December 31, 1995 consisted of certain restaurants identified by the Company for sale/leaseback transactions.
NOTE 4: PROPERTY AND EQUIPMENT
     A summary of property and equipment follows ($ in thousands):

                                                                       1996        1995
Land..............................................................   $  2,383    $ 11,821
Buildings and improvements........................................     91,251     110,385
Furniture, fixtures and equipment.................................     55,121      54,569
Projects under construction.......................................        832       3,662
                                                                      149,587     180,437
Less accumulated depreciation and amortization....................    (14,611)    (34,395)
                                                                     $134,976    $146,042

     Property under capitalized leases in the amount of $31.2 million and $36.9 million at December 26, 1996 and December 31, 1995, respectively, is included in buildings and improvements. Accumulated amortization of property under capital leases amounted to $3.6 million and $8.8 million at December 26, 1996 and December 31, 1995, respectively. Capital leases primarily relate to the building on certain restaurants properties; the land portions of these leases are accounted for as operating leases.
                                      F-10

                              FRD ACQUISITION CO.
     NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS -- (Continued)
NOTE 4: PROPERTY AND EQUIPMENT -- Continued
     A majority of the capitalized and operating leases have original terms of 25 years, and substantially all of these leases expire in the year 2005 or later. Most leases have renewal options. The leases generally provide for payment of minimum annual rent, real estate taxes, insurance and maintenance and, in most cases, contingent rent, calculated as a percentage of sales, in excess of minimum rent. The total amount of contingent rent under capitalized leases for the seven months ended December 26, 1996, the five months ended May 23, 1996, the year ended December 31, 1995, the eleven months ended December 25, 1994, and the one month ended January 26, 1994 was $1.7 million, $0.8 million, $3.1 million, $2.9 million, and $0.2 million, respectively. Total rental expense for all operating leases comprised the following (in thousands):

                                                    Seven Months    Five Months        Year        Eleven Months     One Month
                                                       Ended           Ended          Ended            Ended           Ended
                                                    December 26,      May 23,      December 31,    December 25,     January 26,
                                                        1996           1996            1995            1994            1994
Minimum Rent.....................................     $  9,183        $ 5,996        $ 12,568         $11,066         $   845
Contingent Rent..................................        2,800          1,386           2,245           1,621             113
Leased Equipment Rent............................          618            534           1,343           1,810             189
Sublease Rent....................................         (150)           (29)           (321)           (174)             (5)
                                                      $ 12,451        $ 7,887        $ 15,835         $14,323         $ 1,142

     At December 26, 1996, the present value of capitalized lease obligations and the future minimum lease payments on noncancelable operating leases were ($ in thousands):

                                                                                       Capital Leases
                                                                              Minimum Lease    Minimum Sublease    Operating
Due in                                                                          Payments           Receipts         Leases
1997.......................................................................      $ 6,360            $  225         $  14,426
1998.......................................................................        6,099               225            13,981
1999.......................................................................        5,698               225            13,366
2000.......................................................................        4,967               225            12,679
2001.......................................................................        4,303               194            11,067
Thereafter.................................................................        9,685               825            69,147
       Total minimum lease payments........................................       37,112            $1,919         $ 134,666
Less imputed interest......................................................       12,078
       Present value of minimum lease payments.............................      $25,034

     Payments for certain FRD operating leases are being made by FRI in accordance with the provisions of the Stock Purchase Agreement. As such, these payments have been excluded from the amount of minimum lease payments and minimum sublease receipts reported above.
NOTE 5: OTHER ASSETS
     A summary of other assets follows ($ in thousands):

                                                                         1996       1995
Debt issuance costs, net.............................................   $ 4,327    $   --
Franchise operating rights, net......................................     7,488     8,108
Liquor licenses......................................................       407       411
Other................................................................       599     1,222
                                                                        $12,821    $9,741

     Franchise operating rights represent values assigned to the franchise and licensing agreements based on royalty income streams. Franchise operating rights as of December 26, 1996 are being amortized on a straight-line basis over approximately 14 years, which is the estimated remaining useful life at the date of the acquisition (May 23, 1996). Prior to
                                      F-11

                              FRD ACQUISITION CO.
     NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS -- (Continued)
NOTE 5: OTHER ASSETS -- Continued
the acquisition date, franchise operating rights for FRD Predecessor were amortized on a straight line basis over 15 years. At December 26, 1996 and December 31, 1995, accumulated amortization of franchise operating rights totaled approximately $.4 million and $1.2 million respectively.
NOTE 6: DEBT
     Long-term debt, including capitalized lease obligations, is comprised of the following ($ in thousands):

                                                                       1996        1995
Revolving Credit Facility.........................................         --    $ 79,815
12 1/2% Senior Notes due July 15, 2004, interest payable semi-
  annually........................................................   $156,897          --
Term Loan, principal payable quarterly............................     56,000          --
Capitalized lease obligations.....................................     25,034      31,453
Other.............................................................        144         964
Total.............................................................    238,075     112,232
Amount due within one year........................................    (19,578)    (84,730)
                                                                     $218,497    $ 27,502

     In connection with the acquisition of FRI-M, the Company entered into a credit agreement (the "Credit Agreement") on May 23, 1996 which provides for a $56.0 million term loan (the "Term Loan") and a $35.0 million revolving credit facility (the "Revolving Credit Facility"), which is also available for letters of credit. At December 26, 1996, the Company had no outstanding working capital borrowings; however, letters of credit outstanding were $20.8 million. Principal installments of the term loan are payable quarterly as follows: $4 million per quarter for four consecutive quarters beginning February 28, 1997; $5 million for four consecutive quarters beginning February 28, 1998; $6 million on February 28, 1999; and $7 million for two consecutive quarters beginning May 31, 1999. The Revolving Credit Facility expires, and all amounts outstanding under the facility must be repaid, on August 31, 1999. All borrowings under the Credit Agreement accrue interest at a variable rate based on a base rate or an adjusted Eurodollar rate (8.125% at December 26, 1996) and are secured by the issued and outstanding stock, as well as substantially all the assets, of FRD and its subsidiary.
     The Credit Agreement and indentures under which the Senior Notes have been issued contain a number of restrictive covenants which, among other things, limit (subject to certain exceptions) FRD and its subsidiaries with respect to incurrence of debt, existence of liens, investments and joint ventures, the declaration or payment of dividends, the making of guarantees and other contingent obligations, mergers, the sale of assets, capital expenditures and material changes in their business. In addition, the Credit Agreement contains certain financial covenants including provisions for the maintenance of a minimum level of interest coverage (as defined), limitations on ratios of indebtedness (as defined) to earnings before interest, taxes, depreciation and amortization (EBITDA), maintenance of a minimum level of EBITDA and limitations on annual capital expenditures.
     The Company was in compliance with the terms of the Credit Agreement at December 26, 1996. Under the most restrictive provision of the Credit Agreement (ratio of Consolidated Adjusted EBITDA to interest expense), at December 26, 1996, the Company's consolidated EBITDA for the six months ended December 26, 1996 could be $5.6 million less and the Company would still be in compliance.
     In January 1994, FRI-M Corporation entered into a Credit Facility Agreement (the "Credit Facility") with $150 million in senior secured revolving credit facilities with a $100 million sub-limit for standby letters of credit which was used for general purposes including working capital, debt service and capital expenditure requirements. The Credit Facility contained various covenants including the maintenance of certain financial ratios. At December 31, 1995, FRI and certain of its subsidiaries were suffering from deficit cash flows from operations and made required debt service payments on other obligations through borrowings on the Credit Facility. Accordingly, FRI failed to comply with certain of such financial covenants. However, the banks under the Credit Facility (the Banks) agreed to waive such noncompliance,
                                      F-12

                              FRD ACQUISITION CO.
     NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS -- (Continued)
NOTE 6: DEBT -- Continued
through July 31, 1996. In accordance with generally accepted accounting principles, and since the waivers only extended to July 31, 1996, the Company classified the outstanding balance of $79.8 million at December 31, 1995 as a current liability. Further, the amortization of the related debt issuance costs was accelerated assuming the debt would be retired or replaced earlier. In connection with the sale of FRI-M (see note "Organization and Basis of Presentation"), the Credit Facility was paid off and is not available for additional borrowings by the Company.
     Aggregate annual maturities during the next five years and thereafter of long-term debt are as follows ($ in thousands):

1997..........................................................................   $ 19,578
1998..........................................................................     23,628
1999..........................................................................     23,686
2000..........................................................................      3,404
2001..........................................................................      3,146
Thereafter....................................................................    164,633
                                                                                 $238,075

     The estimated fair value of the Company's long-term debt approximates its carrying value.
NOTE 7: OTHER ACCRUED LIABILITIES
     A summary of other accrued liabilities follows ($ in thousands):

                                                                        1996       1995
Sales tax...........................................................   $ 3,967    $ 4,452
Property taxes......................................................     1,471      1,354
Accrued rent........................................................     2,957      2,707
Utilities...........................................................     2,800      1,300
Other...............................................................     9,694      3,293
                                                                       $20,889    $13,106

NOTE 8: INCOME TAXES
     A summary of the provision for income taxes for the seven months ended December 26, 1996 is as follows ($ in thousands):

Current:
       Federal....................................................................   $199
       State, Foreign and Other...................................................    261
                                                                                      460
Deferred:
       Federal....................................................................     --
       State, Foreign and Other...................................................     --
Provision for income taxes........................................................   $460

     The pro forma provision for income taxes in the combined financial statements for the five months ended May 23, 1996, the year ended December 31, 1995, the eleven months ended December 25, 1994, and the one month ended January 26, 1994 are equal to 40% of income before taxes, excluding the amortization of certain intangible assets.
                                      F-13

                              FRD ACQUISITION CO.
     NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS -- (Continued)
NOTE 8: INCOME TAXES -- Continued
     Subsequent to May 23, 1996, the Company will join with FCI in the filing of consolidated federal and certain consolidated state income tax returns. The Company is a party to a tax-sharing agreement with FCI that provides for the Company to pay to FCI the amount of the current income tax liability the Company would have had if the Company were filing separate federal and state income tax returns.
     The following represents the approximate tax effect of each significant type of temporary difference and carryforward giving rise to deferred income tax assets or liabilities as of December 26, 1996:

($ in thousands)
Deferred tax assets:
  Self-insurance reserves............................................................................................   $6,679
  Amortization of intangible assets..................................................................................    5,636
  Capitalized leases.................................................................................................    1,445
  Other accruals and reserves........................................................................................    4,368
  Alternative minimum tax credit carryforwards.......................................................................      100
Less: valuation allowance............................................................................................   (8,665)
Total deferred tax assets............................................................................................    9,563
Less deferred tax liabilities -- Depreciation of fixed assets........................................................   (9,563)
Total deferred income tax liability..................................................................................   $    0

     The Company has provided a valuation allowance for the portion of the deferred tax asset for which it is more likely than not that a tax benefit will not be realized.
     The difference between the statutory federal income tax rate and the effective tax rate for the seven months ended December 26, 1996 is as follows:

Statutory rate..........................................................................................................    35%
Differences:
  State, foreign, and other taxes, net of federal income tax benefit....................................................    (3)%
  Amortization of goodwill..............................................................................................   (21)%
Temporary differences not benefited as a result of the establishment of a valuation allowance...........................   (19)%
Effective tax rate......................................................................................................    (8)%

     At December 26, 1996, the Company has available, for purposes of its tax sharing agreement with FCI, alternative minimum tax (AMT) credits of approximately $100,000. Such AMT credits may be carried forward indefinitely.
NOTE 9: EMPLOYEE BENEFIT PLANS
     In connection with the acquisition, certain employees of the Company became eligible to participate in incentive compensation plans sponsored by Flagstar which provide for awards to management employees based on meeting or exceeding certain performance targets as defined by such plans. Total expense for these plans included in the statement of consolidated operations was $2.6 million for the seven months ended December 26, 1996.
     FRI maintained several incentive compensation and related plans for executives and key operating personnel, including restaurant and field management of its subsidiaries, including FRD Predecessor. Total expenses for these plans included in the statements of combined operations were $2.5 million for the five months ended May 23, 1996, $2.2 million for the year ended December 31, 1995, $4.7 million for the eleven months ended December 25, 1994, and $0.4 million for the one month ended January 26, 1994.
     FRD Predecessor participated in savings and investment plans sponsored by FRI. Substantially all of FRD Predecessor's salaried employees were eligible to participate in the plans. Total expenses under such plans included in the statements of combined operations were $12,400 for the five months ended May 23, 1996, $159,000 for the year ended
                                      F-14

                              FRD ACQUISITION CO.
     NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS -- (Continued)
NOTE 9: EMPLOYEE BENEFIT PLANS -- Continued
December 31, 1995, $17,000 for the eleven months ended December 25, 1994 and $0 for the one month ended January 26, 1994.
     Effective with the acquisition, FRI-M employees may no longer participate in FRI benefit plans.
     During 1996, certain employees of FRD were granted stock options under FCI's 1989 Stock Option Plan which is described below. FCI and FRD have adopted the disclosure-only provisions of Financial Accounting Standards Board Statement 123, "Accounting for Stock Based Compensation" (SFAS 123) while continuing to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related Interpretations in accounting for their stock-based compensation plans. Under APB 25, because the exercise price of the Company's employee stock options equals or exceeds the market price of the underlying stock on the date of grant, no compensation expense is recognized.
     FCI's 1989 Stock Option Plan (the "1989 Plan") permits a Committee of the Board of Directors to grant options to key employees of FCI and its subsidiaries to purchase shares of common stock of FCI at a stated price established by the Committee. Such options are exercisable at such time or times either in whole or part, as determined by the Committee. The 1989 Plan authorizes grants of up to
6.5 million common shares. The exercise price of each option equals or exceeds the market price of FCI's stock on the date of grant. Options granted to officer level employees vest at a rate of 20% per annum beginning on the first anniversary date of the grant. Options granted to non-officer level employees prior to August 13, 1996 vest at a rate of 25% per annum. Those granted on August 13, 1996 or subsequent thereto, vest at a rate of 20% per annum. If not exercised, all options expire ten years from the date of grant.
     On December 13, 1996, the outstanding $6.00 options of certain officers and senior staff, representing approximately 307,400 outstanding options, were repriced to $1.25 per share, the closing price of the common stock on December 12, 1996. The repricing did not impact the option vesting schedules.
     Pro forma information regarding net income is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement. FRD is a wholly owned subsidiary of Flagstar and accordingly, per share date is not meaningful and has not been provided. The fair value of these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for the grants in 1996: divided yield of 0.0%; expected volatility of .438; risk-free interest rate of 5.7%; and a weighted average expected life of the options of 8.9 years.
     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. Such pro forma disclosures are not presented because the impact on the Company's net income for the seven months ended December 26, 1996 would have been immaterial if the options granted during that period had been accounted for in accordance with SFAS 123.
                                      F-15

                              FRD ACQUISITION CO.
     NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS -- (Continued)
NOTE 9: EMPLOYEE BENEFIT PLANS -- Continued
     A summary of the FCI 1989 Option Plan as it relates to options granted to FRD employees as of December 26, 1996 and changes during the seven months ended December 26, 1996 is presented below:

                                                                                                 Options        Weighted-Average
                                                                                              (in thousands)    Excercise Price
Outstanding at May 24, 1996                                                                        60,000            $ 6.00
Granted:
     Exercise price equals market price....................................................        35,400              2.75
     Exercise price exceeds market price...................................................       557,800              3.38
Exercised..................................................................................
Forfeited/Expired..........................................................................      (334,800)             5.66
Outstanding at December 26, 1996...........................................................       318,400            $ 1.41
Options exercisable at year-end............................................................        12,000            $ 1.25
Weighted-average fair value of options granted during the year:
     Exercise price equals market price....................................................      $   1.76
     Exercise price exceeds market price...................................................      $   1.06

     Options outstanding at May 24, 1996 represent options granted to former Flagstar employees who are now FRD employees.
NOTE 10: COMMITMENTS AND CONTINGENCIES
     The Company is involved in various litigation matters incidental to their business. The Company does not believe that any of the claims or actions filed against it will have a material adverse effect upon the consolidated financial position and results of operations of the Company.
     On February 22, 1996, Flagstar entered into an agreement with Integrated Systems Solutions Corporation ("ISSC"). The ten year agreement provides for ISSC to manage and operate Flagstar's information systems, as well as develop and implement new systems and applications to enhance information technology. Under the agreement, ISSC has full oversight responsibility for the data center operations, applications development and maintenance, voice and data networking, help desk operations and point-of-sale technology. In connection with the acquisition of FRI-M, an addendum to the ISSC contract, effective January 2, 1997, was signed for the general purpose of incorporating FRD into the original agreement. In accordance with the addendum, the Company is required to pay ISSC approximately $14 million over ten years.
NOTE 11: SHAREHOLDER'S EQUITY
     A summary of shareholder's equity for the seven months ended December 26, 1996 follows (in thousands):

                                                                                                                      Total
                                                                                         Total                    Shareholder's
                                                                                      Other Equity    Deficit    Equity(Deficit)
Balance May 24, 1996...............................................................           --           --              --
Activity
  Capital Contribution.............................................................     $ 75,000           --        $ 75,000
  Net loss.........................................................................           --      $(6,189)         (6,189)
Balance December 26, 1996..........................................................     $ 75,000      $(6,189)       $ 68,811

     See Note 12: Related Party Transactions, for a summary of the combined equity activity for the five months ended May 23, 1996, the year ended December 31, 1995, and the eleven months ended December 25, 1994.
                                      F-16

                              FRD ACQUISITION CO.
     NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS -- (Continued)
NOTE 12: RELATED PARTY TRANSACTIONS
     Pursuant to a management services agreement (the "Agreement"), dated as of May 24, 1996, between Flagstar and the Company, Flagstar has agreed to provide certain management and support services to the Company. The fee for services performed under the Agreement is equal to 1% of the Company's net revenues. As required under the Senior Note indenture and the Credit Agreement, actual payment of the fee to Flagstar cannot occur unless certain financial targets are met. Total fees charged to the statement of consolidated operations for the seven months ended December 26, 1996 totaled approximately $3.0 million and have been included in other accrued liabilities in the accompanying consolidated balance sheet because the Company has not met the required financial targets.
     FRI provided certain financial, administrative, legal and staff functions and services to FRI-M which were allocated based on the number of open and operating units. Management considered this method to be reasonable. The management fee for these services was $1.6 million for the five months ended May 23, 1996, $2.6 million for the year ended December 31, 1995 and the eleven months ended December 25, 1994 and $.3 million for the one month ended January 26, 1994.
     Interest expense associated with the FRI-M Credit Facility was allocated to the FRI subsidiaries, including FRI-M, during the five months ended May 23, 1996, the year ended December 31, 1995 and the eleven months ended December 25, 1994 based on current liabilities outstanding.
     Prior to the acquisition, FRI-M deposited cash in excess of its operating requirements with FRI, and FRI advanced funds to FRI-M to finance expansion of its restaurant business. These deposits and advances were made on an interest-free basis.
     Prior to the acquisition, FRI-M was charged premiums by FRI for certain insurance coverage provided under FRI insurance plans (employee group medical and life, workers compensation, general liability and property insurance). During the five months ended May 23, 1996, the year ended December 31, 1995, the eleven months ended December 25, 1994 and the one month ended January 26, 1994 such premium charges amounted to $7.1 million, $12.7 million, $14.4 million and $1.3 million.
     A summary of the combined equity activity, for the five months ended May 23, 1996, the year ended December 31, 1995, and the eleven months ended December 25, 1994 follows. FRI Predecessor information is not presented as it is not considered relevant ($ in thousands).

                                                                                  Five Months                    Eleven Months
                                                                                     Ended        Year Ended         Ended
                                                                                    May 23,      December 31,    December 25,
                                                                                     1996            1995            1994
Net combined equity, beginning of period.......................................    $ 152,601       $192,354        $ 242,275
Allocation of management expenses..............................................        1,630          2,634            2,626
Pro forma income tax provision.................................................        2,160          6,670            9,496
(Borrowings) repayments on revolving credit facility...........................       79,815        (15,786)         (56,184)
Self-insurance premium charges.................................................        7,089         12,730           14,358
Change in intercompany.........................................................      (37,745)       (50,725)         (29,611)
Net income.....................................................................        1,101          4,724            9,394
Net combined equity, end of period.............................................    $ 206,651       $152,601        $ 192,354

                                                                      SCHEDULE I
                              FRD ACQUISITION CO.
                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                            CONDENSED BALANCE SHEET

($ in Thousands)                                                                                            December 26, 1996
Assets
Deferred financing costs-net of $81 of accumulated amortization..........................................       $   1,088
Investment in subsidiary.................................................................................         287,362
Total assets.............................................................................................       $ 288,450
Liabilities and Equity
Current liabilities:
  Accrued interest.......................................................................................       $   8,692
                                                                                                                    8,692
Long-term liabilities:
  Payable to subsidiary..................................................................................          54,050
  Notes payable (Note 2).................................................................................         156,897
Total long-term liabilities..............................................................................         208,066
Equity
Paid-in capital..........................................................................................          75,000
Deficit..................................................................................................          (6,189)
Total Stockholder's Equity...............................................................................          68,811
                                                                                                                $ 288,450

                                                                      SCHEDULE I
                              FRD ACQUISITION CO.
                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                       CONDENSED STATEMENT OF OPERATIONS

                                                                                                              Seven Months
                                                                                                                  Ended
($ in Thousands)                                                                                            December 26, 1996
Operating Income.........................................................................................       $      --
Other income (expense):
  Equity in net income of subsidiary.....................................................................           5,465
  Interest expense.......................................................................................         (11,654)
       Total other income (expense)......................................................................          (6,189)
Net loss.................................................................................................       $  (6,189)

                                                                      SCHEDULE I
                              FRD ACQUISITION CO.
                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                       CONDENSED STATEMENT OF CASH FLOWS

                                                                                                              Seven Months
                                                                                                                  Ended
($ in Thousands)                                                                                            December 26, 1996
Cash Flows Used In Operating Activities:
  Net Loss...............................................................................................       $  (6,189)
  Amortization of deferred financing costs...............................................................              81
  Equity in net income from Subsidiary...................................................................          (5,465)
  Increase in accrued interest payable...................................................................           8,692
Net cash used in operating activities....................................................................          (2,881)
Cash Flows Used in Investing Activities:
  Acquisition of Subsidiary..............................................................................        (125,000)
Net cash flows used in investing activities..............................................................        (125,000)
Cash Flows Provided by Financing Activities:
  Increase in payable to Subsidiary......................................................................          54,050
  Deferred financing costs...............................................................................          (1,169)
  Capital contribution from Flagstar.....................................................................          75,000
Net cash flows provided by financing activities..........................................................         127,881
Net Change in Cash.......................................................................................               0
Cash at Beginning and End of Period......................................................................       $      --
Cash Paid for Interest...................................................................................       $   2,881

Notes to Condensed Financial Information
Note 1: The condensed financial information included in this schedule reflects FRD Acquisition Co.'s investment in FRI-M, its wholly-owned subsidiary, on the equity method. FRD Acquisition Co. was formed to acquire the stock of FRI-M. Such acquisition occurred May 23, 1996 and was effected when FRD paid cash of $125,000,000 and issued notes payable of $150,000,000 (subsequently increased by $6,896,902).
Note 2: The 12.5% Senior Notes are due July 2004. Interest is payable semi-annually.
                                      S-3

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         FRD ACQUISITION CO.

                                         By: /s/      C. ROBERT CAMPBELL
                                                    C. Robert Campbell
                                                (Executive Vice President)

                                         Date: February 25, 1997

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                      SIGNATURE                                              TITLE                               DATE

           /s/              MARK L. SHIPMAN             Director and President                            February 25, 1997
                                                          (Principal Executive Officer)
                  (Mark L. Shipman)

           /s/                ANN A. WRIDE              Vice President, Finance and                       February 25, 1997
                                                          Chief Financial Officer
                    (Ann A. Wride)                        (Principal Financial and
                                                          Accounting Officer)

          /s/              JAMES B. ADAMSON             Director                                          February 25, 1997
                  (James B. Adamson)

           /s/                ELLEN DOWNEY              Director                                          February 25, 1997
                    (Ellen Downey)

          /s/               PAUL E. RAETHER             Director                                          February 25, 1997
                  (Paul E. Raether)

          /s/                 H. JAY SARLES             Director                                          February 25, 1997
                   (H. Jay Sarles)

          /s/             MICHAEL T. TOKARZ             Director                                          February 25, 1997
                 (Michael T. Tokarz)