Form 10-Q
period 1997-04-02
FRD ACQUISITION CO
filed 1997-05-19
CIK 1017916

Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] Quarterly report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934 for the quarterly period ended April 2, 1997, or

[   ]    Transition report pursuant to section 13 or 15 (d) of the Securities
         Exchange Act of 1934 for the transition period from ___________ to ___________

Commission file number              333-07601

                               FRD Acquisition Co.
             (Exact name of registrant as specified in its charter)

         Delaware                                       57-1040952
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

                          3355 Michelson Dr., Suite 350
                            Irvine, California 92612
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (864) 597-8000
              (Registrant's telephone number, including area code)

                             18831 Von Karman Avenue
                            Irvine, California 92612
         (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]                No [   ]

As of May 9, 1997, 1000 shares of the registrant's Common Stock, par value $0.10 per share, were outstanding, all of which were owned by the registrant's parent, Flagstar Corporation.

                                                                       Form 10-Q

                         PART I - FINANCIAL INFORMATION

ITEM 1.          FINANCIAL STATEMENTS

FRD Acquisition Co.
Condensed Statements of Consolidated and Combined Operations
(Unaudited)

                                                             FRD                        FRD
                                                          Successor                 Predecessor
                                                           Quarter                    Quarter
                                                            Ended                      Ended
                                                        April 2, 1997              March 31, 1996
                                                        -------------              --------------
(In thousands)
Operating revenue                                       $    127,035                $    119,840
                                                        ------------                ------------

Operating expenses:
     Product cost                                             34,113                      33,090
     Payroll and benefits                                     46,365                      45,271
     Depreciation and amortization                             7,579                       6,926
     Management fees to Flagstar                               1,270                         ---
     Other                                                    31,914                      29,499
                                                      --------------              --------------
                                                             121,241                     114,786
                                                       -------------               -------------
Operating income                                               5,794                       5,054
                                                     ---------------             ---------------
Other charges:
     Interest and debt expense - net                           7,503                       3,931
     Other - net                                                (134)                        329
                                                     ---------------            ----------------
                                                               7,369                       4,260
                                                     ---------------             ---------------
(Loss) income before income taxes                             (1,575)                        794
Provision for income taxes                                        53                         846
                                                     ---------------            ----------------
Net loss                                              $       (1,628)           $            (52)
                                                      ==============            ================


                             See accompanying notes

                                                                       Form 10-Q

FRD Acquisition Co.
Condensed Consolidated Balance Sheets
(Unaudited)

                                                         April 2, 1997            December 26, 1996
                                                         -------------            -----------------
(In thousands)

ASSETS
Current Assets:
     Cash and cash equivalents                          $       10,360               $      14,300
     Receivables                                                 2,142                       5,988
     Merchandise and supply inventories                          3,462                       5,039
     Net assets held for sale                                    ---                         5,065
     Other                                                       6,041                       4,468
                                                       ---------------             ---------------
                                                                22,005                      34,860
                                                        --------------              --------------

Property and equipment                                         150,680                     149,587
Accumulated depreciation                                       (20,217)                    (14,611)
                                                        --------------              --------------
                                                               130,463                     134,976
                                                         -------------               -------------
Other Assets:
     Goodwill, net                                             204,153                     205,389
     Other                                                      12,428                      12,821
                                                        --------------              --------------
                                                               216,581                     218,210
                                                         -------------               -------------

Total Assets                                              $    369,049                $    388,046
                                                          ============                ============


                             See accompanying notes

                                                                       Form 10-Q

FRD Acquisition Co.
Condensed Consolidated Balance Sheets
(Unaudited)

                                                      April 2, 1997            December 26, 1996
                                                      -------------            -----------------
(In thousands)

LIABILITIES AND EQUITY

Current Liabilities:
     Current maturities of long-term debt             $      14,557               $      19,578
     Accounts payable                                        16,049                      16,897
     Accrued payroll and related                             15,478                      14,189
     Accrued insurance                                        8,097                       6,832
     Accrued interest                                         4,156                       9,261
     Payable to Flagstar                                      4,846                       2,950
     Other                                                   15,562                      20,512
                                                     --------------              --------------
                                                             78,745                      90,219
                                                     --------------              --------------
Long-term Liabilities:
     Debt, less current maturities                          213,150                     218,497
     Liability for self-insured claims                        8,979                      10,142
     Other non-current liabilities                              992                         377
                                                   ----------------            ----------------
                                                            223,121                     229,016
                                                      -------------               -------------
     Total Liabilities                                      301,866                     319,235
                                                      -------------               -------------
Shareholder's Equity:
Common stock: par value $0.10; 1000 shares
     authorized, issued and outstanding                        ---                         ---
     Paid in-capital                                         75,000                      75,000
     Deficit                                                 (7,817)                     (6,189)
                                                    ---------------             ---------------
Total Shareholder's Equity                                   67,183                      68,811
                                                     --------------              --------------
Total Liabilities and Equity                          $     369,049                $    388,046
                                                      =============                ============

                             See accompanying notes

                                                                       Form 10-Q

FRD Acquisition Co.
Statements of Consolidated and Combined Cash Flows
(Unaudited)

                                                                  FRD Successor                 FRD Predecessor
                                                                  Quarter Ended                  Quarter Ended
                                                                   April 2, 1997                 March 31, 1996
                                                          -----------------------------    --------------------
(In thousands)
Cash Flows From Operating Activities:
Net loss                                                              $      (1,628)              $           (52)
Adjustments to reconcile loss
     to cash flows from operating activities:
     Depreciation and amortization of property and
         intangibles                                                          7,579                         6,926
     Amortization of deferred financing costs                                   339                           738
     Loss on disposition of assets                                              ---                           120
Decrease (increase) in assets:
     Receivables                                                              3,446                        (1,519)
     Merchandise and supply inventories                                       1,577                           104
     Other current assets                                                    (1,682)                       (1,083)
     Other assets                                                               (61)                          ---
Increase (decrease) in liabilities:
     Accounts payable                                                          (845)                       (1,393)
     Accrued payroll and related                                              1,289                           ---
     Payable to Flagstar                                                      1,895                           ---
     Other accrued liabilities                                               (9,476)                       (5,034)
     Self insurance reserves                                                    102                         1,223
     Other non-current liabilities                                              249                           ---
                                                                    ---------------               ---------------
Net cash flows provided by operating activities                               2,784                            30
                                                                     --------------                --------------

Cash Flows From Investing Activities:
     Purchase of property                                                    (1,430)                       (1,335)
     Proceeds from disposition of property                                    5,309                        11,649
     Other                                                                      ---                           (26)
                                                                  -----------------                --------------
Net cash flows provided by investing activities                               3,879                        10,288
                                                                     --------------                   -----------


                             See accompanying notes

                                                                       Form 10-Q

FRD Acquisition Co.
Statements of Consolidated and Combined Cash Flows
(unaudited)

                                                                 FRD Successor                 FRD Predecessor
                                                                 Quarter Ended                  Quarter Ended
                                                                 April 2, 1997                 March 31, 1996
                                                                 -------------                ---------------
(In thousands)

Cash Flows From Financing Activities:
     Net intercompany and equity activity                                  ---                       (20,350)
     Principal debt payments, net                                      (10,603)                        9,945
                                                                 -------------                --------------
Net cash flows used in financing activities                            (10,603)                      (10,405)
                                                                 -------------                 -------------

Decrease in cash and cash equivalents                                   (3,940)                          (87)
Cash and Cash Equivalents at:
     Beginning of period                                                14,300                         5,497
                                                                 -------------                --------------
     End of period                                                $     10,360                 $       5,410
                                                                  ============                 =============


                             See accompanying notes

                                                                       Form 10-Q

FRD Acquisition Co.
Notes to Consolidated And Combined Financial Statements
April 2, 1997
(Unaudited)

Note 1.  Basis of Presentation

FRD Acquisition Co. ("FRD" or, together with its subsidiaries, "the Company") was incorporated in February 1996 as a wholly-owned subsidiary of Flagstar Corporation ("Flagstar"), which is a wholly-owned subsidiary of Flagstar Companies, Inc. ("FCI"). On May 23, 1996, FRD consummated the acquisition of the Coco's and Carrows restaurant chains consisting of 347 company-owned units within the mid-scale family-style dining category. The acquisition price of $313.4 million was paid in exchange for all of the outstanding stock of FRI-M Corporation ("FRI-M"), the subsidiary of Family Restaurants, Inc. ("FRI"), which owns the Coco's and Carrows chains. The acquisition was accounted for using the purchase method of accounting.

In the financial statements included herein, "FRD Predecessor" refers to the period of ownership of FRI-M by FRI through May 23, 1996. The FRD Predecessor Combined financial statements combine the financial position and operations of FRI-M Corporation and certain subsidiaries including those restaurants that made up the Family Restaurant Division as well as the FRD Commissary, a former division of FRI. The Family Restaurant Division primarily represented the restaurants operating as Coco's and Carrows. The "FRD Successor" refers to the period of ownership of FRI-M by FRD subsequent to May 23, 1996.

The consolidated and combined financial statements of the Company and its predecessor for the quarters ended April 2, 1997 and March 31, 1996, respectively, are unaudited and include all adjustments management believes are necessary for a fair presentation of the results of operations for such interim periods. All such adjustments are of a normal and recurring nature. The interim consolidated financial statements should be read in conjunction with the Consolidated and Combined Financial Statements and notes thereto for the year ended December 26, 1996 and the related Management's Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in the FRD Acquisition Co. 1996 Annual Report on Form 10-K (the "FRD 10-K"). The results of operations for the quarter ended April 2, 1997 are not necessarily indicative of the results for the entire fiscal year ending December 31, 1997.

Certain prior year amounts have been reclassified to conform to the 1997 presentation.

Note 2.  Change in Fiscal Year

Effective December 27, 1996, the Company changed its fiscal year end from the last Thursday of the calendar year to the last Wednesday of the calendar year. Due to the timing of this change, the Company's first fiscal quarter includes an extra six days in comparison to the prior year quarter.

                                                                       Form 10-Q

Note 3.  Property Disposition

On February 26, 1997, the Company sold certain land and building for cash proceeds of $4.9 million. Because the assets were restated to fair value in accordance with purchase acounting at the time of the acquisition, no gain or loss was recorded relative to this transaction. In conjunction with the sale, the Company entered into a three year supply agreement under which the buyer will continue to supply certain products to the Company. There are no volume requirements relative to this agreement; however, the products named therein must be purchased exclusively from the buyer.

Note 4.  Term Loan Prepayments

As a result of the asset disposition on February 26, 1997, the Company was required by the FRI-M Credit Facility to make a mandatory $3.4 million partial prepayment on February 27, 1997 of the $4.0 million FRI-M term loan payment due on February 28, 1997. Additionally, during March 1997, the Company sold a restaurant unit for cash proceeds of $0.4 million. In accordance with the FRI-M Credit Facility such proceeds were also used to prepay the term loan.

The FRI-M Credit Facility requires the Company to make mandatory prepayments equal to 75% of Consolidated Excess Cash Flow (as defined in the FRI-M Credit Facility agreement) measured on an annual basis. Based on Consolidated Excess Cash Flow for the year ended December 26, 1996, the Company was required to make a $5.2 million partial prepayment of its term loan in March 1997, prepaying the $4.0 million May 28, 1997 payment and a portion of the $4.0 million payment due on August 28, 1997.

Note 5.  Related Party Transactions

Certain adminstrative functions are provided for the Company by Flagstar. Beginning in 1997, the Company is allocated a portion of these expenses based upon services received. These allocations are included in operating expenses and totaled $0.6 million for the quarter ended April 2, 1997. Payment of the fees to Flagstar cannot occur unless certain financial targets are met as described in the Senior Note indenture and the Credit Agreement. Because the Company has not met the financial targets, no payment has been made relative to these allocations and the related amounts are included in the payable to Flagstar in the Condensed Consolidated Balance Sheets. Flagstar's method of allocating these expenses is not the only reasonable method and other reasonable methods of allocation might produce different results.

Note 6.  FCI Financial Restructuring

On March 17, 1997, FCI announced that it had reached an agreement in principle on the terms of a financial restructuring plan with an ad hoc committee representing holders of both its 11 3/8% Senior Subordinated Debentures due 2003 and its 11.25% Senior Subordinated Debentures due 2004. In conjunction with such plan, FCI has decided to pursue a restructuring of its debt and preferred stock through "prepackaged" bankruptcy filings to be made under Chapter 11 of Title 11 of the United States Code ("the Bankruptcy Code") by FCI and Flagstar. FCI's operating subsidiaries, including the Company, would not be a party to any such filings under the Bankruptcy Code.

In addition, on March 6, 1997, FCI's Credit Agreement was amended to provide for less restrictive financial covenants for measurement periods ending on April 2, 1997 and July 2, 1997, as well as to provide FCI flexibility to forego scheduled interest payments due in March, May, and June 1997 under the 10 3/4% Senior Notes, the 10 7/8% Senior Notes, the 11 3/8% Senior Subordinated Debentures, the 11.25% Senior Subordinated Debentures, and the 10% Junior Subordinated Debentures without triggering a default under the agreement, unless any such debt

                                                                       Form 10-Q

is declared to be due and payable as a result of the failure to pay any such interest.

On March 17, 1997, in connection with the financial restructuring plan discussed above, Flagstar elected not to make the $7.1 million interest payment due and payable as of that date to holders of its 11 3/8% Senior Subordinated Debentures. As a result, and as a result of continuation of such nonpayment for 30 days past the due date, Flagstar is in default under the terms of the indenture governing such debentures, and the holders of 25% of such debentures or the trustees therefor may declare such debt to be due and payable. If such debt is declared to be due and payable, this will create an event of default relative to certain other indebtedness of Flagstar, entitling 30% of the holders of such indebtedness or the trustee therefore to declare such indebtedness also to be due and payable. See Note 8.

Note 7.  Earnings (Loss) Per Common Share

As described in Note 1, FRD is a wholly-owned subsidiary of Flagstar. Accordingly, per share data is not meaningful and has been omitted for all periods.

Note 8.  Subsequent Event

On May 1, 1997, in connection with the financial restructuring plan discussed in Note 6, Flagstar elected not to make the $40.6 million and $5.0 million interest payments due and payable as of that date to holders of its 11.25% Senior Subordinated Debentures and its 10% Convertible Junior Subordinated Debentures, respectively. If Flagstar does not make such payments within 30 days following the due date, Flagstar will be in default under the indentures governing such debentures and, in either case, the holders of 25% of such debentures or the trustee therefor may declare such debt to be due and payable. If such debt is declared to be due and payable, this will create an event of default relative to the 10 3/4% Senior Notes and the 10 7/8% Senior Notes entitling 30% of the holders of such indebtedness or the trustee therefor to declare such indebtedness also to be due and payable.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is intended to highlight significant changes in financial position as of April 2, 1997 and the results of operations for the quarter ended April 2, 1997 as compared to the quarter ended March 31, 1996.

The forward-looking statements included in Management's Discussion and Analysis of Financial Condition and Results of Operations, which reflect management's best judgment based on factors currently known, involve risks, uncertainties, and other factors which may cause the actual performance of FRD, its subsidiary, and underlying concepts to be materially different from the performance indicated or implied by such statements. Such factors include, among others: competitive pressures from within the restaurant industry; the level of success of the Company's operating initiatives and advertising and promotional efforts, including the initiatives and efforts specifically mentioned herein; adverse publicity; changes in business strategy or development plans; terms and availability of capital; regional weather conditions; overall changes in the general economy, particularly at the retail level; and other factors included in the discussion below, or in the Management's Discussion and Analysis and in
Exhibit 99 to the Company's Annual Report on Form 10-K for the period ended December 26, 1996.

                                                                       Form 10-Q

Results of Operations

Quarter Ended April 2, 1997 Compared to Quarter Ended March 31, 1996

The table below summarizes restaurant activity for the quarter ended April 2, 1997.

                                         Ending Units        Units              Units        Ending Units          Ending Units
                                           12/26/96         Opened              Closed         4/02/97               3/31/96
Coco's
     Company owned                           183                 1                 --              184                 186
     Franchised units                          5                --                 --                5                   6
     International licenses                  278                 4                 (1)             281                 255
                                            ----             -----               ----             ----                 ---
                                             466                 5                 (1)             470                 447
                                            ----             -----               -----             ---                 ---
Carrows
     Company owned                           160               ---                 (2)             158                 162
     Franchised units                        ---                 1                 --                1                  --
                                          ------             -----              -----           ------               -----
                                             160                 1                 (2)             159                 162
                                            ----             -----               ----             ----                 ---
                                             626                 6                 (3)             629                 609
                                            ====             =====               ====             ====                 ===


COCO'S

                                                              Quarter                     Quarter               %
($ in millions, except average unit and                        Ended                       Ended             Increase/
comp. store data)                                           April 2, 1997             March 31, 1996        (Decrease)
                                                          -----------------            --------------       ----------
Net company sales                                             $      70.8                $      66.8            6.0
Franchise and foreign licensing revenue                               0.7                        0.8          (12.5)
                                                            -------------              -------------
     Total revenue                                                   71.5                       67.6            5.8
Operating expenses                                                   67.9                       64.5            5.3
                                                             ------------               ------------
Operating income                                             $        3.6               $        3.1           16.1
                                                             ------------               ============

Average unit sales
     Company operated                                            $385,600                   $357,200            7.9
     Franchise                                                   $441,700                   $409,600            7.8

COMPARABLE STORE DATA (COMPANY-OPERATED):
Comparable store sales decrease                                     (0.8%)                     (0.5%)
Average guest check (a)                                             $6.60                      $6.76           (2.4)

(a) The method for determining weekly customer traffic and average guest check was changed in September 1996 in order to better conform to Flagstar's methodology. Amounts for periods prior to September 1996 have not been restated. Relative to Coco's, the new method will generally result in higher weekly traffic counts and lower average guest checks than calculated under the previous method.

Coco's NET COMPANY SALES for the first quarter ended April 2, 1997 increased $4.0 million (6.0%) as compared to the prior year comparable quarter. This increase reflects an estimated $4.8 million impact due to the additional six days in the first quarter of 1997 in comparison to the prior year quarter, somewhat offset by a decrease in comparable store sales. The decrease in comparable store sales was driven by a decrease in average check, slightly offset by an increase in customer counts. In addition, the Company experienced a two-unit decrease in the number of Company-

                                                                       Form 10-Q

operated restaurants.

FRANCHISE AND FOREIGN LICENSING REVENUE decreased by $0.1 million (12.5%) for the first quarter of 1997 as compared to the first quarter of 1996. The decrease is the result of a stronger dollar versus the yen in 1997 as compared to 1996 and is partially offset by an increase in the number of franchisees and foreign licensees from 261 at March 31, 1996 to 286 at April 2, 1997.

Coco's OPERATING EXPENSES for the first quarter of 1997 increased by $3.4 million (5.3%), as compared to the prior year quarter. This increase is primarily due to the additional six days in the first quarter of 1997 as compared to the prior year quarter, somewhat offset by a decrease in product cost and labor of approximately $1.4 million due to an increased operations focus on cost controls, waste reduction and labor initiatives. Such cost savings were achieved despite a general increase in commodity prices and the impact of the Federal and state minimum wage increases.

OPERATING INCOME for Coco's for the first quarter ended April 2, 1997 as compared to the first quarter ended March 31, 1996, increased $0.5 million (16.1%) due to the factors noted above.

CARROWS
                                                      Quarter                     Quarter               %
($ in millions, except average unit and                Ended                       Ended             Increase/
comp. store data)                                   April 2, 1997             March 31, 1996        (Decrease)
                                                    -------------             --------------        ------------
Net company sales                                     $      55.6               $       52.2             6.5
Franchise revenue                                             ---                        ---             ---
                                                    -------------             --------------
     Total revenue                                           55.6                       52.2             6.5
Operating expenses                                           53.4                       50.2             6.4
                                                     ------------               ------------
Operating income                                     $        2.2               $        2.0            10.0
                                                     ============               ============

Average unit sales
     Company operated                                   $ 349,300                  $ 323,600             7.9
     Franchise                                                 NM                        ---             ---

COMPARABLE STORE DATA: (COMPANY-OPERATED)
Comparable store sales increase (decrease)                  (0.8%)                      2.0%
Average guest check (a)                                     $6.37                      $6.13             3.9

NM = Not Meaningful

(a) The method for determining weekly customer traffic and average guest check was changed in September 1996 in order to better conform to Flagstar's methodology. Amounts for periods prior to September 1996 have not been restated. Relative to Carrows, the new method will generally result in lower weekly traffic counts and higher average guest checks than calculated under the previous method.

Carrows' NET COMPANY SALES for the first quarter ended April 2, 1997 increased $3.4 million (6.5%) as compared to the prior year comparable quarter. This increase reflects an estimated $3.8 million impact due to the additional six days in the first quarter of 1997 in comparison to the prior year quarter, somewhat offset by a decrease in comparable store sales. The decrease in comparable store sales was driven by a decrease in customer counts, slightly offset by an increase in average guest check. In addition, the Company experienced a four-unit decrease in the number of Company-operated restaurants.

                                                                       Form 10-Q

Carrows opened its first domestic franchise location in the first quarter of 1997, recording $16,000 in franchise revenue.

Carrows' OPERATING EXPENSES for the first quarter of 1997 increased by $3.2 million (6.4%), as compared to the prior year quarter. This increase is primarily due to the additional six days in the first quarter of 1997 as compared to the prior year quarter, somewhat offset by a decrease in product cost and labor of approximately $1.2 million due to an increased operations focus on cost controls, waste reduction and labor initiatives. Such cost savings were achieved despite a general increase in commodity prices and the impact of the Federal and state minimum wage increases.

OPERATING INCOME for Carrows for the first quarter ended April 2, 1997 as compared to the first quarter ended March 31, 1996, increased $0.2 million (10.0%) due to the factors noted above.

FRD CONSOLIDATED

CONSOLIDATED INTEREST AND DEBT EXPENSE increased $3.6 million (90.9%) during the first quarter of 1997 compared to the same quarter last year. This increase is attributable to the change in the Company's debt structure related to its acquisition in May 1996. As a result of the acquisition, the Company obtained a $56.0 million bank term loan and issued $156.9 million in senior notes.

The increase in CONSOLIDATED NET LOSS of $1.6 million in comparison to the prior year quarter is due to a combination of the above described items.

Liquidity and Capital Resources

At April 2, 1997 and December 26, 1996 the Company had working capital deficits of $56.7 million and $55.4 million, respectively. The Company is able to operate with a substantial working capital deficiency because: (i) restaurant operations are conducted primarily on a cash (and cash equivalent) basis with a low level of accounts receivable, (ii) rapid turnover allows a limited investment in inventories and (iii) accounts payable for food, beverages, and supplies usually become due after the receipt of cash from related sales. The Company intends to continue to operate with working capital deficiencies and to rely upon internally generated funds and borrowings under its credit facility to finance its daily restaurant operations.

                                                                       Form 10-Q

PART II - OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K.

a. Certain of the exhibits to this report, indicated by asterisk, are hereby incorporated by reference to other documents physically on file with the Commission, to be a part hereof as of their respective dates.

Exhibit
   No.     Description

3.2.1      Amendment to the Bylaws of FRD, dated May 24, 1996.

*10.1.3 Third Amendment, dated March 7, 1997, to the Credit Agreement dated as of May 23, 1996 by and among FRD, as Guarantor, FRI-M as Borrower, the Financial Institutions listed therein, as lenders, Bankers Trust Company, Chemical Bank and Citicorp USA, Inc., as co-syndication agents, and Credit Lyonnais New York Branch, as administrative agent (incorporated by reference to Exhibit 4.2 to FCI's quarterly report on Form 10-Q for the period ending April 2, 1997, File No. 0-18051).

27         Financial Data Schedule
---------------------

*Certain of the exhibits to this Quarterly Report on Form 10-Q, indicated by an asterisk, are hereby incorporated by reference to other documents physically on file with the Commission.

(b) No reports on Form 8-K were filed during the quarter ended April 2, 1997.

                                                                       Form 10-Q

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       FRD ACQUISITION CO.



Date:      May 19, 1997                By:  /s/ C. Robert Campbell
                                            C. Robert Campbell
                                            Executive Vice President
                                            (Duly authorized officer of
                                            registrant/principal financial
                                            officer)