Form 10-Q
period 1997-07-02
FRD ACQUISITION CO
filed 1997-08-18
CIK 1017916

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                            FORM 10-Q

(Mark One)
[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended July 2, 1997, or

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____________ to
          ____________

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

Yes [X]                    No [ ]

As of August 15, 1997, 1,000 shares of the registrant's Common Stock, par value $0.10 per share, were outstanding, all of which were owned by the registrant's parent, Flagstar Corporation.

                                                                      Form 10-Q

                   PART I - FINANCIAL INFORMATION

ITEM 1.                    FINANCIAL STATEMENTS

FRD Acquisition Co.
Condensed Statements of Consolidated and Combined Operations
(Unaudited)



                                         FRD Successor
                                   ---------------------------- FRD Predecessor
                                      Quarter     One Month       Two Months
                                       Ended        Ended            Ended
                                    July 2, 1997  June 27, 1996  May 23, 1996
                                    ------------- -------------  -------------
(In thousands)

Operating revenue                  $    122,419   $      49,276  $     76,103
                                   -------------  -------------  ------------


Operating expenses:
    Product cost                         33,251          14,126        21,280
    Payroll and benefits                 43,366          17,481        29,371
    Depreciation and amortization         7,486           2,591         5,445
    Management fees to Flagstar           1,224             490           ---
    Other                                29,790          11,311        22,579
                                   -------------  -------------  -------------
                                        115,117          45,999        78,675
                                   -------------  -------------- -------------
Operating income                          7,302           3,277        (2,572)
                                   -------------  -------------- -------------
Other charges:
    Interest and debt expense-net         7,495           2,496           727
    Other-net                               519              92        (5,766)
                                   -------------- -------------- -------------
                                          8,014           2,588        (5,039)
                                   -------------- -------------- -------------
(Loss) income before income taxes          (712)            689         2,467
Provision for income taxes                  106             196         1,314
                                   -------------- -------------- -------------
Net (loss) income                  $       (818)  $         493  $      1,153
                                   ============== ============== =============




                                See accompanying notes

                                                                       Form 10-Q


FRD Acquisition Co.
Condensed Statements of Consolidated and Combined Operations
(Unaudited)


                                          FRD Successor
                                    -------------------------   FRD Predecessor
                                    Two Quarters    One Month     Five Months
                                       Ended          Ended         Ended
                                    July 2, 1997  June 27, 1996  May 23, 1996
                                    ------------  -------------  ------------
(In thousands)

Operating Revenue                   $   249,454   $     49,276   $   195,943
                                    -----------   ------------   -----------
Operating expenses:
    Product cost                         67,365         14,126        54,370
    Payroll and benefits                 89,731         17,481        74,642
    Depreciation and amortization        15,065          2,591        12,371
    Management fees to Flagstar           2,494            490           ---
    Other                                61,705         11,311        52,078
                                    ------------  ------------   -----------
                                        236,360         45,999       193,461
                                    -----------   ------------   -----------
Operating income                         13,094          3,277         2,482
                                    -----------   ------------   -----------
Other charges:
    Interest and debt expense - net      14,998          2,496         4,658
    Other - net                             385             92        (5,437)
                                    -----------   ------------   -----------
                                         15,383          2,588          (779)
                                    -----------   ------------   -----------
(Loss) income before income taxes        (2,289)           689         3,261
Provision for income taxes                  159            196         2,160
                                    -----------   ------------   -----------
Net (loss) income                   $    (2,448)  $        493   $     1,101
                                    ============  ============   ===========



                                See accompanying notes

                                                                       Form 10-Q

FRD Acquisition Co.
Condensed Consolidated Balance Sheets
(Unaudited)

                                          July 2, 1997         December 26, 1996
                                          ------------         -----------------
(In thousands)

ASSETS

Current Assets:
     Cash and cash equivalents            $       15,742       $       14,300
     Receivables                                   2,845                5,988
     Merchandise and supply inventories            3,434                5,039
     Net assets held for sale                        ---                5,065
     Other                                         3,784                4,468
                                          --------------       --------------
                                                  25,805               34,860
                                          --------------       ---------------

Property and equipment                           143,733              149,587
Accumulated depreciation                         (23,807)             (14,611)
                                          --------------       --------------
                                                 119,926              134,976
                                          --------------       --------------
Other Assets:
     Goodwill, net                               202,969              205,389
     Deferred taxes                               11,250                  ---
     Other                                        13,949               12,821
                                          --------------       --------------
Total Assets                              $      373,899       $      388,046
                                          ==============       ==============


                                See accompanying notes

                                                                       Form 10-Q

FRD Acquisition Co.
Condensed Consolidated Balance Sheets
(Unaudited)

                                          July 2, 1997         December 26, 1996
                                          ------------         -----------------
(In thousands)

LIABILITIES AND EQUITY

Current Liabilities:
     Current maturities of long-term debt $     19,746         $         19,578
     Accounts payable                           14,447                   16,897
     Accrued payroll and related                14,104                   14,189
     Accrued insurance                           8,178                    6,832
     Accrued interest                            9,468                    9,261
     Payable to Flagstar                         6,796                    2,950
     Other                                      17,593                   20,512
                                          ------------         ----------------
                                                90,332                   90,219
                                          ------------         ----------------
Long-term Liabilities:
     Debt, less current maturities             207,366                  218,497
     Liability for self-insured claims           8,537                   10,142
     Other non-current liabilities               1,301                      377
                                          ------------         -----------------
                                               217,204                  229,016
                                          ------------         ----------------
     Total Liabilities                         307,536                  319,235
                                          ------------         ----------------
Shareholder's Equity:
     Common stock: par value $0.10;
     1000 shares authorized, issued
     and outstanding                               ---                      ---
     Paid-in-capital                            75,000                   75,000
     Deficit                                    (8,637)                  (6,189)
                                          ------------         ----------------
Total Shareholder's Equity                      66,363                   68,811
                                          ------------         ----------------
Total Liabilities and Equity              $    373,899         $        388,046
                                          ============         ================



                                See accompanying notes

                                                                       Form 10-Q


FRD Acquisition Co.
Statements of Consolidated and Combined Cash Flows
(Unaudited)

                                                              FRD Successor
                                                         ---------------------------  FRD Predecessor
                                                         Two Quarters   One Month       Five Months
                                                           Ended          Ended            Ended
                                                         July 2, 1997  June 27, 1996    May 23, 1996
                                                         ------------  -------------  --------------
(In thousands)

Cash Flows From Operating Activities:
Net (loss) income                                         $    (2,448)  $        493   $      1,101
Adjustments to reconcile (loss)income to cash
 flows from operating activities:
    Depreciation and amortization of property
    and intangibles                                            15,065          2,591         12,371
    Amortization of deferred financing costs                      678            ---            ---
    Loss (gain) on disposition of assets                           (3)            12         (5,738)
    Deferred tax (benefit) provision                           (3,741)            20            ---
Decrease (increase) in assets:
    Receivables                                                 2,742            (46)         1,676
    Merchandise and supply inventories                          1,605             29             68
    Other current assets                                         (211)          (111)          (485)
    Other assets                                               (1,706)          (139)         1,251
Increase (decrease) in liabilities:
    Accounts payable                                           (2,447)        (5,059)        (4,762)
    Accrued payroll and related                                   (85)           ---            ---
    Payable to Flagstar                                         3,846            490            ---
    Other accrued liabilities                                  (2,020)         1,939         (2,290)
    Self insurance reserves                                      (259)          (214)         2,133
    Other non-current liabilities                                 549            ---            ---
                                                          -----------   ------------   ------------
Net cash flows provided by operating activities                11,565              5          5,325
                                                          -----------   ------------   ------------
Cash Flows From Investing Activities:
    Purchase of property                                       (4,121)          (311)        (2,216)
    Proceeds from disposition of property                       5,354             59         20,087
                                                          -----------   ------------   ------------
Net cash flows provided by (used in) investing activities       1,233          (252)         17,871
                                                          -----------   ------------   ------------



                                See accompanying notes

                                                                       Form 10-Q

FRD Acquisition Co.
Statements of Consolidated and Combined Cash Flows
(Unaudited)


                                                              FRD Successor
                                                         -----------------------     FRD Predecessor
                                                         Two Quarters    One Month     Five Months
                                                            Ended           Ended         Ended
                                                         July 2, 1997  June 27, 1996 May 23, 1996
                                                         ------------- ------------- ---------------
(In thousands)

Cash Flows From Financing Activities:
    Principal debt payments, net                              (11,354)         (206)        (81,755)
    Deferred financing costs                                       (2)          ---             ---
    Borrowing on credit facilities                                ---        57,400             ---
    Transfer of cash to FRI                                       ---       (53,949)            ---
    Net intercompany and equity activity                          ---           ---          54,050
                                                         ------------  ------------  --------------
Net cash flows provided by (used in) financing activities     (11,356)        3,245         (27,705)
                                                         ------------  ------------  --------------

Increase (decrease) in cash and cash equivalents                1,442         2,998          (4,509)

Cash and Cash Equivalents at:
    Beginning of period                                        14,300           988           5,497
                                                         ------------ -------------  --------------
    End of period                                        $     15,742 $       3,986  $          988
                                                         ============ =============  ==============




                                See accompanying notes

                                                                       Form 10-Q

FRD Acquisition Co.
Notes to Consolidated And Combined Financial Statements
July 2, 1997
(Unaudited)

Note 1.      Basis of Presentation

FRD Acquisition Co. ("FRD" or, together with its subsidiaries, "the Company") was incorporated in February 1996 as a wholly-owned subsidiary of Flagstar Corporation ("Flagstar"), which is a wholly-owned subsidiary of Flagstar Companies, Inc. ("FCI"). On May 23, 1996, FRD consummated the acquisition of the Coco's and Carrows restaurant chains consisting of 347 company-owned units within the mid-scale family-style dining category. The acquisition price of $313.4 million was paid in exchange for all of the outstanding stock of FRI-M Corporation ("FRI-M"), the subsidiary of Family Restaurants, Inc. ("FRI"), which owns the Coco's and Carrows chains. The acquisition was accounted for using the purchase method of accounting. In accordance with the purchase method of accounting, the purchase price has been allocated to the underlying assets and liabilities of FRI-M based on their estimated respective fair values at the date of acquisition. During the second quarter of 1997 adjustments were made to deferred taxes and property and equipment based on the completion of the company's valuation studies relative to such areas. The net impact of such adjustments on goodwill was immaterial and represents the final revision to the purchase price allocation.

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

The consolidated and combined financial statements of the Company and its predecessor for the quarter and two quarters ended July 2, 1997 and June 27, 1996 are unaudited and include all adjustments management believes are necessary for a fair presentation of the results of operations for such interim periods. All such adjustments are of a normal and recurring nature. The interim consolidated financial statements should be read in conjunction with the Consolidated and Combined Financial Statements and notes thereto for the year ended December 26, 1996 and the related Management's Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in the FRD Acquisition Co. 1996 Annual Report on Form 10-K (the "FRD 10-K"). The results of operations for the quarter and two quarters ended July 2, 1997 are not necessarily indicative of the results for the entire fiscal year ending December 31, 1997.

Certain prior year amounts have been reclassified to conform to the 1997 presentation.

Note 2.       Change in Fiscal Year

Effective December 27, 1996, the Company changed its fiscal year end from

                                                                       Form 10-Q

the last Thursday of the calendar year to the last Wednesday of the calendar year. Due to timing of this change, the Company's first fiscal quarter includes an extra six days in comparison to the prior year quarter.

Note 3.       Property Disposition

On February 26, 1997, the Company sold certain land and building for cash proceeds of $4.9 million. Because the assets were restated to fair value in accordance with purchase accounting at the time of the acquisition, no gain or loss was recorded relative to this transaction. In conjunction with the sale, the Company entered into a three year supply agreement under which the buyer will continue to supply certain products to the Company. There are no volume requirements relative to this agreement; however, the products named therein must be purchased exclusively from the buyer.

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

Note 5.       Related Party Transactions

Certain administrative functions are provided for the Company by Flagstar. Beginning in 1997, the Company is allocated a portion of these expenses based upon services received. These allocations are included in operating expenses and totaled $0.6 million and $1.2 million for the quarter and two quarters ended July 2, 1997. Payment of the fees to Flagstar cannot occur unless certain financial targets are met as described in the Senior Note indenture and the Credit Agreement. Because the Company has not met the financial targets, no payment has been made relative to these allocations and the related amounts are included in the payable to Flagstar in the Condensed Consolidated Balance Sheets. Flagstar's method of allocating these expenses is not the only reasonable method and other reasonable methods of allocation might produce different results.

Note 6.       FCI Financial Restructuring

On March 17, 1997, FCI announced that it had reached an agreement in principle on the terms of a financial restructuring plan with an ad hoc committee representing holders of both its 11 3/8% Senior Subordinated Debentures due 2003 and its 11.25% Senior Subordinated Debentures due 2004. In conjunction with such plan, FCI decided to pursue a restructuring of its debt and preferred stock through "prepackaged" bankruptcy filings to be made under Chapter 11 of Title 11 of the United States Code ("the

                                                                       Form 10-Q

Bankruptcy Code") by FCI and Flagstar. On July 11, 1997 FCI and Flagstar filed separate voluntary petitions for reorganization under the Bankruptcy Code in the United States Bankruptcy Court for the District of South Carolina and joined Flagstar Holdings, Inc. ("Holdings"), a wholly-owned subsidiary of Flagstar which filed its voluntary petition June 23, 1997. FCI and Flagstar's operating subsidiaries; Denny's Holdings, Inc., Spartan Holdings, Inc. and the Company (and their respective subsidiaries), are not included in the Chapter 11 proceedings.

On March 17, 1997, in connection with the financial restructuring plan discussed above, Flagstar elected not to make the $7.1 million interest payment due and payable as of that date to holders of its 11 3/8% Senior Subordinated Debentures. In addition, on May 1, 1997, also in connection with the financial restructuring plan discussed above, Flagstar elected not to make the $40.6 million and $5.0 million interest payments due and payable as of that date to holders of its 11.25% Senior Subordinated Debentures and its 10% Convertible Junior Subordinated Debentures, respectively. As a result of these nonpayments, and as a result of continuation of such nonpayments for 30 days past their respective due dates, Flagstar is in default under the terms of the indentures governing such debentures.

On July 11, 1997, FCI entered into a $200 million debtor-in-possession financing facility (the "DIP Facility") between FCI, Flagstar, Holdings, certain subsidiaries of Flagstar (including the Company) and the Chase Manhattan Bank ("Chase") for advances and letters of credit. FCI has entered into a written commitment letter pursuant to which it has received a commitment from Chase for a $200 million senior secured revolving credit facility (the "Exit Facility") for the benefit of FCI's operating subsidiaries, which facility will refinance the DIP Facility upon the emergence of FCI from Chapter 11 and be used thereafter for working capital advances and letters of credit.

The DIP Facility is guaranteed by FCI's operating subsidiaries (including the Company) and generally is secured by liens on the same collateral that secured FCI's obligations under FCI's Credit Agreement. The Exit Facility will have the benefit of similar guarantees and collateral security (and FCI's guarantee and additional liens on FCI's corporate headquarters in Spartanburg, South Carolina and accounts receivable). The closing of the Exit Facility is subject, among other conditions, to negotiations of definitive agreements with Chase and the initial borrowing thereunder having been made on or before July 11, 1998, the date that is twelve months after the date on which FCI commenced its Chapter 11 case.

Note 7.       Earnings (Loss) Per Common Share

As  described  in  Note  1,  FRD  is  a  wholly-owned  subsidiary  of  Flagstar.
Accordingly, per share data is not meaningful and has been omitted for all periods.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is intended to highlight significant changes in financial position as of July 2, 1997 and the results of operations for the

                                                                      Form 10-Q

quarter and two quarters ended July 2, 1997 as compared to the corresponding 1996 periods.

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

                                                                       Form 10-Q

Results of Operations

As discussed herein, operating results for the two quarters ended June 27, 1996 reflect the sum of the one month ended June 27, 1996 (FRD Successor) and the five months ended May 23, 1996 (FRD Predecessor).

Quarter Ended July 2, 1997 Compared to Quarter Ended June 27, 1996

The table below summarizes restaurant activity for the quarter ended July 2, 1997.

                                      Ending Units         Units            Units        Ending Units       Ending Units
                                         4/2/97           Opened           Closed           7/02/97          6/27/96
Coco's
     Company owned                        184                 2              (1)               185              184
     Franchised units                       5                 2              --                  7                6
     International licenses               281                 5              --                286              261
                                         ----              ----            ----               ----             ----
                                          470                 9              (1)               478              451
                                         ----              ----            ----               ----             ----
Carrows
     Company owned                        158                --              (2)               156              162
     Franchised units                       1                --              --                  1              ---
                                         ----              ----            ----               ----             ----
                                          159                --              (2)               157              162
                                         ----              ----            ----               ----             ----
                                          629                 9              (3)               635              613
                                         ====              ====           =====               ====             ====


COCO'S

                                                       Quarter Ended                     %
($ in millions, except average unit and        -------------- ------------------      Increase/
comp. store data)                              July 2, 1997        June 27, 1996     (Decrease)
                                               ------------        -------------     ----------
Net company sales                              $       67.6        $        68.5        (1.3)
Franchise and foreign licensing revenue                 1.4                  1.0        40.0
                                               ------------        -------------
     Total revenue                                     69.0                 69.5        (0.7)
Operating expenses                                     64.3                 69.2        (7.1)
                                               ------------        -------------
Operating income                               $        4.7        $         0.3          NM
                                               ------------        =============

Average unit sales
     Company operated                          $  367,400          $  370,900           (0.9)
     Franchise                                 $  434,000          $  427,300            1.6

COMPARABLE STORE DATA (COMPANY-OPERATED):
Comparable store sales decrease                     (1.5%)              (2.8%)
Average guest check (a)                            $ 6.73              $ 6.90           (2.5)

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

Coco's NET COMPANY SALES for the quarter ending July 2, 1997 decreased $0.9

                                                                       Form 10-Q

million (1.3%) as compared to the prior year comparable quarter. This decrease reflects a decrease in comparable store sales driven by a decrease in average check, slightly offset by an increase in customer counts. In addition, the Company experienced a net increase of one company owned unit from the comparable quarter in 1996.

FRANCHISE AND FOREIGN LICENSING REVENUE increased by $0.4 million (40.0%)for the second quarter of 1997 as compared to the prior year quarter. This increase is a result of one additional domestic franchise unit as well as an increase in the number of foreign licenses from 261 at June 27, 1996 to 286 at July 2, 1997.

Coco's OPERATING EXPENSES for the second quarter of 1997 decreased by $4.9 million (7.1%) as compared to the prior year quarter. This decrease not only reflects the impact of approximately $1.6 million in non-recurring adjustments which increased legal and worker's compensation expenses in the prior year quarter but also reflects savings in product and labor costs due to increased focus by operations on minimizing product waste and reducing kitchen prep labor. Such cost savings were achieved despite the impact of Federal and state minimum wage increases and increased commodity prices for coffee and bacon.

OPERATING INCOME for Coco's for the quarter ended July 2, 1997 as compared to the prior year quarter increased $4.4 million due to the factors noted above.

CARROWS

                                                       Quarter Ended                     %
($ in millions, except average unit and        ---------------------------------      Increase/
comp. store data)                              July 2, 1997        June 27, 1996     (Decrease)
                                               ------------        -------------     ----------
Net company sales                              $       53.3        $        55.9         (4.6)
Franchise revenue                                       0.1                  ---          ---
                                               ------------        -------------
     Total revenue                                     53.4                 55.9         (4.5)
Operating expenses                                     50.8                 55.5         (8.5)
                                               ------------        -------------
Operating income                               $        2.6        $         0.4           NM
                                               ============        =============

Average unit sales
     Company operated                          $ 339,600           $ 343,600             (1.2)

COMPARABLE STORE DATA: (COMPANY-OPERATED)
Comparable store sales (decrease) increase         (3.2%)               1.2%
Average guest check (a)                           $ 6.50              $ 6.30              3.2

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

Carrows' NET COMPANY SALES decreased $2.6 million (4.6%) for the quarter ended July 2, 1997 as compared to the prior year comparable quarter,

                                                                       Form 10-Q


reflecting the impact of a six unit decrease in the number of company-operated restaurants and a decrease in comparable store sales. The decline in comparable store sales reflects a decrease in guest counts, partially offset by an increase in average check. Carrows opened its first domestic franchise location in the first quarter of 1997.

Carrows' OPERATING EXPENSES for the quarter ended July 2, 1997 decreased by $4.7 million (8.5%) as compared to the prior year quarter. This decrease reflects not only the impact of approximately $1.5 million of non-recurring adjustments which increased legal and worker's compensation expenses in the prior year quarter but also reflects savings in product and labor costs due to increased focus by operations on minimizing product waste and reducing kitchen prep labor. Such cost savings were achieved despite the impact of the Federal and state minimum wage increases and increased commodity prices for coffee and bacon.

OPERATING INCOME for Carrows for the quarter ended July 2, 1997 as compared to the prior year quarter increased $2.2 million due to the factors noted above.

FRD CONSOLIDATED

CONSOLIDATED INTEREST AND DEBT EXPENSE increased $4.3 million for the quarter ended July 2, 1997 as compared to the prior year quarter. This increase is attributed to the change in the Company's debt structure related to its acquisition in May 1996. As a result of the acquisition, the Company obtained a $56.0 million bank term loan and issued $156.9 million in senior notes.

During the quarter ended July 2, 1997, the Company's provision for taxes was reduced by $1.1 million as a result of a reduction in the valuation allowance related to its deferred tax assets.

The increase in CONSOLIDATED NET LOSS of $2.5 million in comparison to the prior year quarter is due to a combination of the above described items.

                                                                       Form 10-Q

Two Quarters Ended July 2, 1997 Compared to Two Quarters Ended June 27,
1996

COCO'S

                                                       Two Quarters Ended                %
($ in millions, except average unit and          -------------------------------      Increase/
comp. store data)                                July 2, 1997      June 27, 1996     (Decrease)
                                                 ------------      -------------     ----------
Net company sales                                $      138.5      $       135.2          2.4
Franchise and foreign licensing revenue                   2.0                1.8         11.1
                                                 ------------      -------------
     Total revenue                                      140.5              137.0          2.5
Operating expenses                                      132.2              133.6         (1.0)
                                                 ------------      -------------
Operating income                                 $        8.3      $         3.4           NM
                                                 ============      =============

Average unit sales
     Company operated                            $ 753,000         $ 728,100              3.4
     Franchise                                   $ 874,900         $ 836,800              4.6

COMPARABLE STORE DATA (COMPANY-OPERATED):
Comparable store sales decrease                      (1.1%)            (1.7%)
Average guest check (a)                             $ 6.66            $ 6.81             (2.2)

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

Coco's NET COMPANY SALES increased $3.3 million (2.4%) for the two quarters ended July 2, 1997 as compared to the prior year comparable period. This increase reflects an estimated $4.8 million impact due to the additional six days in the 1997 period in comparison to the prior year comparable period, somewhat offset by a decrease in comparable store sales. The decrease in comparable store sales was driven by a decrease in average check slightly offset by an increase in customer counts.

FRANCHISE AND FOREIGN LICENSING REVENUE increased by $0.2 million(11.1%) for the two quarters ended July 2, 1997 as compared to the prior year comparable period. This increase is a result of one additional domestic franchise unit as well as an increase in the number of foreign licenses from 261 at June 27, 1996 to 286 at July 2, 1997.

Coco's OPERATING EXPENSES for the two quarters ended July 2, 1997 decreased by $1.4 million (1.0%) as compared to the prior year comparable period, despite the impact of an additional six days in the 1997 period as compared to the prior year comparable period. The expense decrease reflects not only the impact of approximately $1.6 million of non-recurring adjustments which increased legal and worker's compensation expenses in the prior year comparable period but also reflects significant savings in product and labor costs due to an increased operations focus on cost controls, waste reduction and labor initiatives. Such cost savings were achieved despite increases in the Federal and state minimum wages.

                                                                       Form 10-Q

OPERATING INCOME for Coco's for the two quarters ended July 2, 1997 as compared to the prior year comparable period in 1996 increased $4.9 million due to the factors noted above.

CARROWS

                                                       Two Quarters Ended                 %
($ in millions, except average unit and        ---------------------------------      Increase/
comp. store data)                              July 2, 1997        June 27, 1996     (Decrease)
                                               ------------        -------------     ----------
Net company sales                              $      108.8        $       108.2          0.5
Franchise revenue                                       0.1                  ---          ---
                                               ------------        -------------
     Total revenue                                    108.9                108.2          0.6
Operating expenses                                    104.1                105.8         (1.6)
                                               ------------        -------------
Operating income                               $        4.8        $         2.4        100.0
                                               ============        =============

Average unit sales
     Company operated                          $ 688,900           $ 667,200             3.3

COMPARABLE STORE DATA: (COMPANY-OPERATED)
Comparable store sales increase (decrease)         (2.0%)               1.5%
Average guest check (a)                           $ 6.44              $ 6.19             4.0

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

Carrows' NET COMPANY SALES increased $0.6 million (0.5%) for the two quarters ended July 2, 1997 as compared to the prior year comparable period. This increase reflects an estimated $3.8 million impact due to the additional six days in the 1997 period in comparison to the prior year comparable period, somewhat offset by a decrease in comparable store sales. The decrease in comparable store sales was driven by a decrease in customer counts, slightly offset by an increase in average guest check. In addition, the Company experienced a six-unit decrease in the number of Company-operated restaurants. Carrows opened its first domestic franchise location in the first quarter of 1997.

Carrows' OPERATING EXPENSES decreased $1.7 million (1.6%) for the two quarters ended July 2, 1997 as compared to the prior year comparable period, despite the impact of an additional six days in the 1997 period as compared to the prior year comparable period. This expense decrease reflects the impact of approximately $1.5 million of non-recurring adjustments which increased legal and worker's compensation expenses in the prior year comparable period and also reflects savings in product and labor costs due to increased focus by operations on cost control, waste reduction and labor initiatives. Such cost savings were achieved despite increases in Federal and state minimum wages.

OPERATING INCOME for Carrows increased $2.4 million for the two quarters ended July 2, 1997 as compared to the prior year comparable period due to the factors noted above.

FRD CONSOLIDATED

                                                                       Form 10-Q

CONSOLIDATED INTEREST AND DEBT EXPENSE increased $7.8 million for the two quarters ended July 2, 1997 as compared to the two quarters ended June 27, 1996. This increase is attributed to the change in the Company's debt structure related to its acquisition in May 1996. As a result of the acquisition, the Company obtained a $56.0 million bank term loan and issued $156.9 million in senior notes.

During the quarter ended July 2, 1997, the Company's provision for taxes was reduced by $1.1 million as a result of a reduction in the valuation allowance related to its deferred tax assets.

The increase in CONSOLIDATED NET LOSS of $4.0 million in comparison to the prior year quarter is due to a combination of the above described items.

Liquidity and Capital Resources

At July 2, 1997 and December 26, 1996 the Company had working capital deficits of $64.5 million and $55.4 million, respectively. The Company is able to operate with a substantial working capital deficiency because: (i) restaurant operations are conducted primarily on a cash (and cash equivalent) basis with a low level of accounts receivable, (ii) rapid turnover allows a limited investment in inventories and (iii) accounts payable for food, beverages, and supplies usually become due after the receipt of cash from related sales. The Company intends to continue to operate with working capital deficiencies and to rely upon internally generated funds and borrowings under its credit facility to finance its daily restaurant operations.

For information relating to FCI and Flagstar's bankruptcy proceedings, see Note 6 to the Consolidated and Combined Financial Statements.

Impact of Bankruptcy Petitions on Franchising

The operation of the Company's franchise system is subject to regulations enacted by a number of states, and rules promulgated by the Federal Trade Commission. Among other things, such regulations require that each franchising entity annually renew its Uniform Franchise Offering Circular (the "UFOC") which provides current information about the business. In addition, in the event that any information in the UFOC becomes misleading, inaccurate or incomplete during the year, the UFOC must be amended at that time to make appropriate disclosures. When this occurs, the franchising entity must cease its sale of new franchises until the UFOC has been updated to make the required disclosures. In some states, the updated UFOC must be reviewed and approved by a regulatory agency before the entity can resume franchise sales. Due to the involuntary Chapter 11 proceeding that was filed against Flagstar on June 17, 1997 (which was subsequently dismissed) and the subsequent filing of voluntary petitions with the Bankruptcy Court by FCI and Flagstar on July 11, 1997, management decided that it would be appropriate for FCI's franchising subsidiaries (including Coco's and Carrows) to update their offering circulars and to cease sales of new franchises until an updated UFOC had been prepared and approved by those states that regulate the sale of franchises. Carrows and Coco's obtained approval and began selling franchises again in all states in which they have significant operations in late-July.

                                                                       Form 10-Q

PART II - OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K.


Exhibit
   No.     Description

    27     Financial Data Schedule
---------------------

    b. No reports on Form 8-K were filed during the quarter ended July 2, 1997.

                                                                       Form 10-Q

                                                             SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 FRD ACQUISITION CO.



Date:      August 18, 1997    By: /s/ C. Robert Campbell
                                  ------------------------------------------
                                  C. Robert Campbell
                                  Executive Vice President
                                  (Duly authorized officer of
                                  registrant/principal financial officer)