Form 10-Q/A
period 1997-07-02
FRD ACQUISITION CO
filed 1997-09-02
CIK 1017916

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                            FORM 10-Q/A

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

                                                                     Form 10-Q/A

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

                                                                     Form 10-Q/A


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

                                                                     Form 10-Q/A

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

                                                                     Form 10-Q/A

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

                                                                    Form 10-Q/A


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

                                                                     Form 10-Q/A

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

                                                                     Form 10-Q/A

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

                                                                     Form 10-Q/A

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

                                                                     Form 10-Q/A

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

     On July 11, 1997, FCI entered into a $200 million debtor-in-possession financing facility (the "DIP Facility") between FCI, Flagstar, Holdings, certain subsidiaries of Flagstar (excluding the Company) and the Chase Manhattan Bank ("Chase") for advances and letters of credit. FCI has entered into a written commitment letter pursuant to which it has received a commitment from Chase for a $200 million senior secured revolving credit facility (the "Exit Facility") for the benefit of FCI's operating subsidiaries, which facility will refinance the DIP Facility upon the emergence of FCI from Chapter 11 and be used thereafter for working capital advances and letters of credit.

     The DIP Facility is guaranteed by certain operating subsidiaries of FCI (excluding the Company) and generally is secured by liens on the same collateral that secured FCI's obligations under FCI's Credit Agreement. The Exit Facility will have the benefit of similar guarantees and collateral security (and FCI's guarantee and additional liens on FCI's corporate headquarters in Spartanburg, South Carolina and accounts receivable). The closing of the Exit Facility is subject, among other conditions, to negotiations of definitive agreements with Chase and the initial borrowing thereunder having been made on or before July 11, 1998, the date that is twelve months after the date on which FCI commenced its Chapter 11 case.

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

                                                                     Form 10-Q/A

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

                                                                     Form 10-Q/A

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

                                                                     Form 10-Q/A

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

                                                                     Form 10-Q/A


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

                                                                     Form 10-Q/A

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

                                                                     Form 10-Q/A

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

                                                                     Form 10-Q/A

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

                                                                     Form 10-Q/A

PART II - OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K.


Exhibit
   No.     Description

    27     Financial Data Schedule
---------------------

    b. No reports on Form 8-K were filed during the quarter ended July 2, 1997.

                                                                     Form 10-Q/A

                                                             SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 FRD ACQUISITION CO.



Date:      September 2, 1997     By: /s/ C. Robert Campbell
                                     ------------------------------------------
                                     C. Robert Campbell
                                     Executive Vice President
                                     (Duly authorized officer of
                                     registrant/principal financial officer)