Form 10-Q
period 1997-10-01
FRD ACQUISITION CO
filed 1997-11-17
CIK 1017916

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[ X ] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended October 1, 1997, or

[   ]    Transition report pursuant to section 13 or 15(d) of the Securities
         Exchange Act of 1934 for the transition period from ___________  to
         ___________

Commission file number              333-07601

 -------------------------------------------------------------------------------


                               FRD ACQUISITION CO.
             (Exact name of registrant as specified in its charter)

        Delaware                                      57-1040952
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

                          3355 Michelson Dr., Suite 350
 -------------------------------------------------------------------------------
                            Irvine, California 92612
                    (Address of principal executive offices)
                                   (Zip Code)

 -------------------------------------------------------------------------------
                                 (864) 597-8000
              (Registrant's telephone number, including area code)



 -------------------------------------------------------------------------------
         (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]                No [   ]

As of November 14, 1997, 1,000 shares of the registrant's Common Stock, par value $0.10 per share, were outstanding, all of which were owned by the registrant's parent, Flagstar Corporation.

                         PART I - FINANCIAL INFORMATION

ITEM 1.          FINANCIAL STATEMENTS

FRD Acquisition Co.
Condensed Statements of Consolidated Operations
(Unaudited)



                                                         Quarter Ended
                                             October 1, 1997      September 26, 1996
                                             ---------------      ------------------
(In thousands)
Operating revenue                            $     121,766             $     122,132
                                             -------------             -------------


Operating expenses:
    Product cost                                    33,631                    34,784
    Payroll and benefits                            42,942                    43,064
    Depreciation and amortization                    7,294                     7,459
    Management fees and costs allocated
       from Flagstar                                 1,843                     1,224
    Other                                           30,575                    29,784
                                             -------------             -------------
                                                   116,285                   116,315
                                             -------------             -------------
Operating income                                     5,481                     5,817
                                             -------------             -------------
Other charges:
    Interest and debt expense - net                  7,203                     7,612
    Other - net                                         23                        58
                                             -------------             -------------
                                                     7,226                     7,670
                                             -------------             -------------
Loss before income taxes                            (1,745)                   (1,853)
(Benefit from) provision for income taxes           (2,299)                      264
                                             -------------             -------------
Net income (loss)                            $         554             $      (2,117)
                                             =============             =============



                             See accompanying notes

FRD Acquisition Co.
Condensed Statements of Consolidated and Combined Operations
(Unaudited)

                                                                             FRD Successor                         FRD Predecessor
                                                               Three Quarters              Four Months                Five Months
                                                                    Ended                     Ended                      Ended
                                                               October 1, 1997         September 26, 1996            May 23, 1996
                                                               ---------------         ------------------          --------------
(In thousands)
Operating revenue                                              $       371,220           $       171,408             $     195,943
                                                               ---------------           ---------------             -------------

Operating expenses:
    Product cost                                                       100,996                    48,910                    54,370
    Payroll and benefits                                               132,673                    60,546                    74,642
    Depreciation and amortization                                       22,359                    10,051                    12,371
    Management fees and costs allocated
         from Flagstar                                                   5,584                     1,714                      ---
    Other                                                               91,033                    41,095                    52,078
                                                               ---------------           ---------------             -------------
                                                                       352,645                   162,316                   193,461
                                                               ---------------           ---------------             -------------
Operating income                                                        18,575                     9,092                     2,482
                                                               ---------------           ---------------             -------------
Other charges:
    Interest and debt expense - net                                     22,201                    10,108                     4,658
    Other - net                                                            408                       149                    (5,437)
                                                               ---------------           ---------------             -------------
                                                                        22,609                    10,257                      (779)
                                                               ---------------           ---------------             -------------
(Loss) income before income taxes                                       (4,034)                   (1,165)                    3,261
(Benefit from) provision for income taxes                               (2,140)                      460                     2,160
                                                               ---------------           ---------------             -------------
Net (loss) income                                              $        (1,894)          $        (1,625)            $       1,101
                                                               ===============           ===============             =============



                             See accompanying notes

FRD Acquisition Co.
Condensed Consolidated Balance Sheets
(Unaudited)


                                            October 1, 1997  December 26, 1996
                                            ---------------  -----------------
(In thousands)

ASSETS

Current Assets:
     Cash and cash equivalents                   $   4,142          $  14,300
     Receivables                                     3,660              5,988
     Merchandise and supply inventories              3,463              5,039
     Net assets held for sale                         --                5,065
     Other                                           2,815              4,468
                                                 ---------          ---------
                                                    14,080             34,860
                                                 ---------          ---------

Property and equipment                             147,000            149,587
Accumulated depreciation                           (29,504)           (14,611)
                                                 ---------          ---------
                                                   117,496            134,976
                                                 ---------          ---------
Other Assets:
     Goodwill, net                                 189,390            205,389
     Deferred taxes                                 23,420               --
     Other                                          13,516             12,821
                                                 ---------          ---------
                                                   226,326            218,210
                                                 ---------          ---------

Total Assets                                     $ 357,902          $ 388,046
                                                 =========          =========



                             See accompanying notes

FRD Acquisition Co.
Condensed Consolidated Balance Sheets
(Unaudited)


                                            October 1, 1997  December 26, 1996
                                            ---------------  -----------------
(In thousands)

LIABILITIES AND EQUITY

Current Liabilities:
     Current maturities of long-term debt        $  22,427          $  19,578
     Accounts payable                               13,480             16,897
     Accrued payroll and related                    13,874             14,189
     Accrued insurance                               5,281              6,832
     Accrued interest                                4,378              9,261
     Payable to Flagstar                             8,534              2,950
     Other                                          13,010             20,512
                                                 ---------          ---------
                                                    80,984             90,219
                                                 ---------          ---------
Long-term Liabilities:
     Debt, less current maturities                 201,531            218,497
     Liability for self-insured claims               7,121             10,142
     Other non-current liabilities                   1,349                377
                                                 ---------          ---------
                                                   210,001            229,016
                                                 ---------          ---------
     Total Liabilities                             290,985            319,235
                                                 ---------          ---------
Shareholder's Equity:
     Common stock: par value $0.10; 1000 shares
     authorized, issued and outstanding               --                 --
     Paid-in-capital                                75,000             75,000
     Deficit                                        (8,083)            (6,189)
                                                 ---------          ---------
Total Shareholder's Equity                          66,917             68,811
                                                 ---------          ---------
Total Liabilities and Equity                     $ 357,902          $ 388,046
                                                 =========          =========


                             See accompanying notes

FRD Acquisition Co.
Statements of Consolidated and Combined Cash Flows
(Unaudited)


                                                                           FRD Successor               FRD Predecessor
                                                                 Three Quarters      Four Months         Five Months
                                                                     Ended             Ended                Ended
                                                                 October 1, 1997  September 26, 1996     May 23, 1996
                                                                 ---------------  ------------------   ---------------
(In thousands)

Cash Flows From Operating Activities:
Net (loss) income                                                    $ (1,894)         $  (1,625)         $  1,101
Adjustments to reconcile (loss) income to cash flows
    from operating activities:
    Depreciation and amortization of property
        and intangibles                                                22,359             10,051            12,371
    Amortization of deferred financing costs                            1,017                425              --
    Loss (gain) on disposition of assets                                  (97)               134            (5,738)
    Deferred tax benefit                                               (3,611)              --                --
Decrease (increase) in assets:
    Receivables                                                         1,926             (1,059)            1,676
    Merchandise and supply inventories                                  1,576                (12)               68
    Other current assets                                                  591             (1,871)             (485)
    Other assets                                                       (1,764)              (226)            1,251
Increase (decrease) in liabilities:
    Accounts payable                                                   (3,413)            (2,076)           (4,762)
    Accrued payroll and related                                          (315)               112              --
    Payable to Flagstar                                                 5,584              1,714              --
    Other accrued liabilities                                         (11,694)             3,339            (2,290)
    Liability for self insurance claims                                (4,572)               154             2,133
    Other non-current liabilities                                         597               (347)             --
                                                                     --------          ---------          --------
Net cash flows provided by operating activities                         6,290              8,713             5,325
                                                                     --------          ---------          --------

Cash Flows From Investing Activities:
    Purchase of property                                               (7,542)            (1,317)           (2,216)
    Proceeds from disposition of property                               5,681               --              20,087
    Acquisition of business                                              --             (128,056)             --
                                                                     --------          ---------          --------
Net cash flows (used in) provided by investing activities              (1,861)          (129,373)           17,871
                                                                     --------          ---------          --------




                             See accompanying notes

FRD Acquisition Co.
Statements of Consolidated and Combined Cash Flows
(Unaudited)

                                                                           FRD Successor               FRD Predecessor
                                                                 Three Quarters      Four Months         Five Months
                                                                     Ended             Ended                Ended
                                                                 October 1, 1997  September 26, 1996     May 23, 1996
                                                                 ---------------  ------------------   ---------------
(In thousands)

Cash Flows From Financing Activities:
    Principal debt payments, net                                      (14,585)            (1,940)          (81,755)
    Deferred financing costs                                               (2)            (4,500)             --
    Borrowing on credit facilities                                       --               56,000              --
    Equity contribution from Flagstar                                    --               75,000              --
    Net intercompany and equity activity                                 --                 --              54,050
                                                                     --------          ---------          --------
Net cash flows (used in) provided by financing activities             (14,587)           124,560           (27,705)
                                                                     --------          ---------          --------

(Decrease) increase in cash and cash equivalents                      (10,158)             3,900            (4,509)
Cash and Cash Equivalents at:
    Beginning of period                                                14,300                988             5,497
                                                                     --------          ---------          --------
    End of period                                                    $  4,142          $   4,888          $    988
                                                                     ========          =========          ========




                             See accompanying notes

FRD Acquisition Co.
Notes to Consolidated And Combined Financial Statements
October 1, 1997
(Unaudited)

Note 1.      Basis of Presentation

FRD Acquisition Co. ("FRD" or, together with its subsidiaries, the "Company") was incorporated in February 1996 as a wholly-owned subsidiary of Flagstar Corporation ("Flagstar"), which is a wholly-owned subsidiary of Flagstar Companies, Inc. ("FCI"). On May 23, 1996, FRD consummated the acquisition of the Coco's and Carrows restaurant chains consisting of 347 Company-owned units within the mid-scale family-style dining category. The acquisition price of $313.4 million was paid in exchange for all of the outstanding stock of FRI-M Corporation ("FRI-M"), the subsidiary of Family Restaurants, Inc. ("FRI"), which owns the Coco's and Carrows chains. The acquisition was accounted for using the purchase method of accounting. In accordance with the purchase method of accounting, the purchase price has been allocated to the underlying assets and liabilities of FRI-M based on their estimated respective fair values at the date of acquisition. During the second quarter of 1997 adjustments were made to deferred income taxes and property and equipment based on the completion of the Company's valuation studies relative to such areas. The net impact of such adjustments on goodwill was immaterial. During the third quarter, FRD Predecessor (as defined below) finalized its income tax returns for the calendar year 1996. Such returns included the operations of FRD through May 23, 1996. As a result, FRD was allocated certain income tax loss carryforwards relating to periods prior to FRD leaving the consolidated income tax return group of FRD Predecessor. The tax effect of certain of such benefits, totaling approximately $12 million, has been recognized as a deferred income tax asset in the third quarter, with an offsetting adjustment to goodwill arising from the acquisition of Coco's and Carrows. The remaining amounts of such allocated benefits have not been recognized since the utilization of such losses is subject to various limitations. Accordingly, a valuation allowance has been provided against such benefits.

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

The consolidated and combined financial statements of the Company and its predecessor for the quarter and three quarters ended October 1, 1997 and September 26, 1996 are unaudited and include all adjustments management believes are necessary for a fair presentation of the results of operations for such interim periods. All such adjustments are of a normal and recurring nature. The interim consolidated and combined financial statements should be read in conjunction with the Consolidated and Combined Financial Statements and notes thereto for the year ended December 26, 1996 and the related Management's Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in the FRD Acquisition Co. 1996 Annual Report on Form 10-K (the "FRD 10-K"). The results of operations for the quarter and three quarters ended October 1, 1997 are not necessarily indicative of the results for the entire fiscal year ending December 31, 1997.

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

Note 3.       Property Disposition

On February 26, 1997, the Company sold certain land and building for cash proceeds of $4.9 million. Because the assets were recorded at fair value in accordance with purchase accounting at the time of the acquisition, no gain or loss was recorded relative to this transaction. In conjunction with the sale, the Company entered into a three year supply agreement under which the buyer will continue to supply certain products to the Company. There are no volume requirements relative to this agreement; however, the products named therein must be purchased exclusively from the buyer.

Note 4.       Term Loan Prepayments

As a result of asset dispositions during the three quarters ended October 1, 1997, the Company was required by the FRI-M Credit Agreement to make mandatory partial prepayments totaling $4.2 million on the FRI-M term loan. In addition, the Company made a $1.8 million voluntary prepayment out of excess cash in July 1997. Such prepayments are applied to the next scheduled payment.

The FRI-M Credit Facility requires the Company to make mandatory prepayments equal to 75% of Consolidated Excess Cash Flow (as defined in the FRI-M Credit Facility agreement) measured on an annual basis. Based on Consolidated Excess Cash Flow for the year ended December 26, 1996, the Company was required to make a $5.2 million partial prepayment of its term loan in March 1997, prepaying the $4.0 million May 28, 1997 payment and a portion of the $4.0 million scheduled payment due on August 28, 1997.

Note 5.       Related Party Transactions

Certain administrative functions are provided for the Company by Flagstar. Beginning in 1997, the Company is allocated a portion of these expenses based upon services received. These allocations, which are in addition to fees equal to one percent of revenues payable to Flagstar under the management service agreement, are included in operating expenses and totaled $0.6 million and $1.9 million for the quarter and three quarters ended October 1, 1997. Payment of the fees to Flagstar cannot occur unless certain financial targets are met as described in the Company's senior note indenture and in the FRI-M Credit Agreement. Because the Company has not met the financial targets, no payment has been made relative to these allocations and the related amounts are included in the payable to Flagstar in the Condensed Consolidated Balance Sheets. Flagstar's method of allocating these expenses is not the only reasonable method and other reasonable methods of allocation might produce different results.

Note 6.       FCI and Flagstar Financial Restructuring

On March 17, 1997, FCI and Flagstar announced that they had reached an agreement in principle on the terms of a financial restructuring plan with an ad hoc committee representing holders of both of Flagstar's 11 3/8% Senior Subordinated Debentures due 2003 and 11.25% Senior Subordinated Debentures due 2004. In conjunction with such plan, FCI and Flagstar decided to pursue a restructuring of their debt and equity through "prepackaged" bankruptcy filings to be made under Chapter 11 of Title 11 of the United States Code (the "Bankruptcy Code") by FCI and Flagstar. On July 11, 1997 FCI and Flagstar filed separate voluntary petitions for reorganization under the Bankruptcy Code in the United States Bankruptcy Court for the District of South Carolina (the "Bankruptcy Court") and joined Flagstar Holdings, Inc. ("Holdings"), a wholly-owned subsidiary of Flagstar which filed its voluntary petition June 27, 1997. FCI's and Flagstar's operating subsidiaries, Denny's Holdings, Inc., Spartan Holdings, Inc. and the Company (and their respective subsidiaries), are not parties to and are unaffected by these Chapter 11 proceedings. On November 12, 1997, the Bankruptcy Court entered an order confirming an Amended Joint Plan of Reorganization of FCI and Flagstar.

As of the effective date of FCI's and Flagstar's emergence from bankruptcy, FCI and Flagstar will adopt "fresh start" reporting pursuant to the guidance provided by the AICPA's Statement of Position 90-7, Financial Reporting By Entities In Reorganization Under the Bankruptcy Code" ("SOP 90-7"). Under "fresh start" reporting, the reorganization value of the entity is allocated to the entity's assets. If any portion of the reorganization value cannot be attributed to specific tangible or identified intangible assets of the emerging entity, such amount is to be reported as "reorganization value in excess of amounts allocable to identifiable assets". Such amounts will be amortized over a five year amortization period. FCI and Flagstar intend to "push down" the impact of "fresh start" reporting to their operating subsidiaries, including FRD. As a result, the Company's financial statements issued subsequent to FCI's and Flagstar's emergence from bankruptcy will not be comparable with those prepared before emergence, including the historical financial statements in this quarterly report.

On March 17, 1997, in connection with the financial restructuring plan discussed above, Flagstar elected not to make the $7.1 million interest payment due and payable as of that date to holders of its 11 3/8% Senior Subordinated Debentures. In addition, on May 1, 1997, also in connection with the financial restructuring plan discussed above, Flagstar elected not to make the $40.6 million and $5.0 million interest payments due and payable as of that date to holders of its 11.25% Senior Subordinated Debentures and its 10% Convertible Debentures (formerly referred to as Flagstar 10% Convertible Junior Debentures), respectively. As a result of these nonpayments, and as a result of continuation of such nonpayments for 30 days past their respective due dates, Flagstar is in default under the terms of the indentures governing such debentures. During the pendency of Flagstar's bankruptcy proceeding, Flagstar also missed the $14.5 million interest payment due September 15, 1997 on its 10 3/4% Senior Notes and the $7.1 million interest payment due September 15, 1997 on its 11 3/8% Debentures.

On July 11, 1997, FCI entered into a $200 million debtor-in-possession financing facility (the "DIP Facility") between FCI, Flagstar, Holdings, certain subsidiaries of Flagstar (excluding the Company) and the Chase Manhattan Bank ("Chase") for working capital and general corporate purposes and for letters of credit. FCI and Flagstar have entered into a written commitment letter pursuant to which they have received a commitment from Chase for a $200 million senior secured revolving credit facility (the "Exit Facility") for the benefit of their operating subsidiaries (excluding the Company), which facility will refinance the DIP Facility upon the emergence of FCI and Flagstar from Chapter 11 and be used thereafter for working capital and general corporate purposes and for letters of credit.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is intended to highlight significant changes in financial position as of October 1, 1997 and the results of operations for the quarter and three quarters ended October 1, 1997 as compared to the corresponding 1996 periods.

The forward-looking statements included in Management's Discussion and Analysis of Financial Condition and Results of Operations, which reflect management's best judgment based on factors currently known, involve risks, uncertainties, and other factors which may cause the actual performance of FRD, its subsidiaries, and underlying concepts to be materially different from the performance indicated or implied by such statements. Such factors include, among others: competitive pressures from within the restaurant industry; the level of success of the Company's operating initiatives and advertising and promotional efforts, including the initiatives and efforts specifically mentioned herein; adverse publicity; changes in business strategy or development plans; terms and availability of capital; regional weather conditions; overall changes in the general economy, particularly at the retail level; and other factors included in the discussion below, or in the Management's Discussion and Analysis and in
Exhibit 99 to the Company's Annual Report on Form 10-K for the period ended December 26, 1996.

Results of Operations

As discussed herein, operating results for the three quarters ended September 26, 1996 reflect the sum of the four months ended September 26, 1996 (FRD Successor) and the five months ended May 23, 1996 (FRD Predecessor).

Quarter Ended October 1, 1997 Compared to Quarter Ended September 26, 1996

The table below summarizes restaurant activity for the quarter ended October 1, 1997.


                                                                 Units Converted
                                                         Units    From Company
                              Ending Units   Units      Closed/   to Franchise     Ending Units   Ending Units
                                 7/2/97     Opened       Sold      (Turnkey)        10/1/97       9/26/96
                              ------------  ------      -------  --------------   ------------   ------------
Coco's
    Company owned                  185          1          --          --              186           184
    Franchised units                 7          1          --          --                8             6
    International licenses         286          6          --          --              292           266
                                   ---        ---         ---         ---              ---           ---
                                   478          8          --          --              486           456
                                   ---        ---         ---         ---              ---           ---

Carrows
    Company owned                  156         --          (2)         (1)             153           162
    Franchised units                 1          1          --           1                3            --
                                   ---        ---         ---         ---              ---           ---
                                   157          1          (2)         --              156           162
                                   ---        ---         ---         ---              ---           ---
                                   635          9          (2)         --              642           618
                                   ===        ===         ===         ===              ===           ===

COCO'S

($ in millions, except average unit and           Quarter Ended                 %
comp. store data                           -----------------------------     Increase/
                                         October 1, 1997 September 26,1996  (Decrease)
                                         --------------- -----------------  ---------

Net company sales                             $    68.2       $    66.2           3.0
Franchise and foreign licensing revenue             1.1             1.1            --
                                              ---------       ---------
     Total revenue                                 69.3            67.3           3.0
Operating expenses                                 66.3            64.2           3.3
                                              ---------       ---------
Operating income                              $     3.0       $     3.1          (3.2)
                                              =========       =========

Average unit sales
     Company operated                         $ 366,500       $ 356,900           2.7
     Franchise                                $ 441,700       $ 448,100          (1.4)

COMPARABLE STORE DATA (COMPANY-OPERATED):
Comparable store sales increase                     2.7%           (3.1%)
Average guest check (a)                       $    6.79       $    6.75           0.6

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

Coco's NET COMPANY SALES for the quarter ending October 1, 1997 increased $2.0 million (3.0%) as compared to the prior year comparable quarter. This increase is due primarily to an increase in comparable store sales which reflects an increase in average check as well as an increase in guest counts. In addition, the Company experienced an increase of two Company-owned units from the comparable quarter in 1996.

FRANCHISE AND FOREIGN LICENSING REVENUE was essentially flat for the third quarter of 1997 as compared to the prior year quarter, in spite of two additional domestic franchise units in 1997 as well as an increase in the number of foreign licenses from 266 at September 26, 1996 to 292 at October 1, 1997. The increase in royalty revenue from the additional domestic franchise units and foreign licenses was offset by lower royalties as a result of lower sales experienced by the Japan and Korea units due to economic conditions in those countries.

Coco's OPERATING EXPENSES for the third quarter of 1997 increased by $2.1 million (3.3%) as compared to the prior year quarter, reflecting the impact on expenses of the increase in net company revenue and the impact of Federal and state minimum wage rate increases. Such increases were somewhat offset by reduced product costs due to increased focus on portion size and minimizing waste.

OPERATING INCOME for Coco's for the quarter ended October 1, 1997 as compared to the prior year quarter decreased $0.1 million due to the factors noted above.

CARROWS

($ in millions, except average unit and           Quarter Ended                 %
and comp. store data)                      ------------------------------    Increase/
                                         October 1, 1997 September 26, 1996 (Decrease)
                                         --------------- ------------------ ----------

Net company sales                             $    52.4       $    54.8          (4.4)
Franchise revenue                                   0.1             ---           ---
                                              ---------       ---------
     Total revenue                                 52.5            54.8          (4.2)
Operating expenses                                 49.9            52.1          (4.2)
                                              ---------       ---------
Operating income                              $     2.6       $     2.7          (3.7)
                                              =========       =========

Average unit sales
     Company operated                         $ 339,500       $ 341,000          (0.4)

COMPARABLE STORE DATA: (COMPANY-OPERATED):
Comparable store sales decrease                    (0.3%)          (3.3%)
Average guest check (a)                       $    6.52       $    6.22           4.8


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

Carrows' NET COMPANY SALES decreased $2.4 million (4.4%) as compared to the prior year comparable quarter, reflecting the impact of a nine-unit decrease in the number of Company-owned restaurants as well as a slight decrease in comparable store sales. The decline in comparable store sales reflects a decrease in guest counts partially offset by an increase in average guest check. Carrows opened its second and third domestic franchise locations in the third quarter of 1997.

Carrows' OPERATING EXPENSES for the quarter ended October 1, 1997 decreased by $2.2 million (4.2%) as compared to the prior year quarter reflecting the impact of nine fewer Company-owned units and a reduction in product costs during the quarter as a result of increased focus on waste reduction. Such decreases were somewhat offset by the impact of the Federal and state minimum wage rate increases.

OPERATING INCOME for Carrows for the quarter ended October 1, 1997 as compared to the prior year quarter decreased $0.1 million due to the factors noted above.


FRD CONSOLIDATED

CONSOLIDATED INTEREST AND DEBT EXPENSE decreased $0.4 million for the quarter ended October 1, 1997 as compared to the prior year quarter. This decrease is due primarily to a lower level of principal outstanding on the Company's bank term loan during the 1997 period.

THE PROVISION FOR (BENEFIT FROM) INCOME TAXES from continuing operations for the quarter has been computed based on management's estimate of the annual effective income tax rate applied to income (loss) before taxes. The Company recorded an income tax benefit reflecting an effective income tax rate of approximately (131.7%) for the 1997 third quarter compared to a provision for the comparable 1996 quarter reflecting an approximate rate of 14.2%. The change in the effective income tax rate from the prior year can be attributed to the recognition of deferred income tax benefits related to certain income tax loss carryforwards that were allocated to the Company from FRD Predecessor upon the finalization, in the current year quarter, of FRD Predecessor's income tax returns for calendar year 1996. In addition, the Company recognized certain deferred income tax benefits related to the reduction in the valuation allowance which was originally established in the Company's opening balance sheet and income tax credits related to employer-paid social security taxes.

The increase in CONSOLIDATED NET INCOME of $2.7 million in comparison to the prior year quarter is due to a combination of the above described items.

Three Quarters Ended October 1, 1997 Compared to Three Quarters Ended September 26, 1996


COCO'S

($ in millions, except average unit and       Three Quarters Ended              %
comp. store data)                          ------------------------------    Increase/
                                         October 1, 1997 September 26, 1996 (Decrease)
                                         --------------- ------------------ ----------
Net company sales                           $    206.7       $    201.5           2.6
Franchise and foreign licensing revenue            3.1              2.8          10.7
                                            ----------       ----------
     Total revenue                               209.8            204.3           2.7
Operating expenses                               198.5            197.9           0.3
                                            ----------       ----------
Operating income                            $     11.3       $      6.4          76.6
                                            ==========       ==========

Average unit sales
     Company operated                       $1,119,400       $1,117,500           0.2
     Franchise                              $1,323,900       $1,285,000           3.0

COMPARABLE STORE DATA (COMPANY-OPERATED):
Comparable store sales increase (decrease)         0.1%            (2.3%)
Average guest check (a)                     $     6.70       $      6.79         (1.3)

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

Coco's NET COMPANY SALES increased $5.2 million (2.6%) for the three quarters ended October 1, 1997 as compared to the prior year comparable period. This increase reflects an estimated $4.8 million impact due to the additional six days in the 1997 period in comparison to the prior year comparable period as well as a slight increase in comparable store sales. The increase in comparable store sales was driven by an increase in guest count somewhat offset by a decrease in average guest check.

FRANCHISE AND FOREIGN LICENSING REVENUE increased by $0.3 million (10.7%) for the three quarters ended October 1, 1997 as compared to the prior year comparable period. This increase is a result of two additional domestic franchise units as well as an increase in the number of foreign licenses from 266 at September 26, 1996 to 292 at October 1, 1997.

Coco's OPERATING EXPENSES for the three quarters ended October 1, 1997 increased by $0.6 million (0.3%) as compared to the prior year comparable period, primarily as a result of the impact of an additional six days in the 1997 period as compared to the prior year comparable period, the increase in Federal and state minimum wage rates and the impact of five additional months of Flagstar management fees in the current year period in comparison to the prior year comparable period. These increases were largely offset by savings in product and labor costs due to an increased operations focus on cost controls, waste reduction and labor initiatives. In addition, non-recurring adjustments of approximately $1.6 million were made in the prior year which increased legal and workers' compensation expenses. No comparable adjustments were made in the current year comparable period.

OPERATING INCOME for Coco's for the three quarters ended October 1, 1997 as compared to the prior year comparable period in 1996 increased $4.9 million due to the factors noted above.

CARROWS

($ in millions, except average unit and       Three Quarters Ended              %
comp. store data)                         ------------------------------     Increase/
                                        October 1, 1997  September 26, 1996 (Decrease)
                                        ---------------  ------------------ ----------

Net company sales                           $    161.2      $    163.0           (1.1)
Franchise revenue                                  0.2             ---            ---
                                            ----------      ----------
     Total revenue                               161.4           163.0           (1.0)
Operating expenses                               154.1           157.9           (2.4)
                                            ----------      ----------
Operating income                            $      7.3      $      5.1           43.1
                                            ==========      ==========

Average unit sales
     Company operated                       $1,028,400      $1,044,600           (1.6)

COMPARABLE STORE DATA: (COMPANY-OPERATED):
Comparable store sales decrease                   (1.5%)          (0.4%)
Average guest check (a)                     $     6.46      $     6.20            4.2

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

Carrows' NET COMPANY SALES decreased $1.8 million (1.1%) for the three quarters ended October 1, 1997 as compared to the prior year comparable period in spite of an estimated $3.8 million impact due to the additional six days in the 1997 period in comparison to the prior year comparable period. The sales decrease is primarily the result of a nine-unit decrease in Company-owned restaurants and also reflects a decrease in comparable store sales. The decrease in comparable store sales was driven by a decrease in customer counts, slightly offset by an increase in average guest check. Carrows opened its first domestic franchise location in the first quarter of 1997, and two additional domestic franchise locations in the third quarter of 1997.

Carrows' OPERATING EXPENSES decreased $3.8 million (2.4%) for the three quarters ended October 1, 1997 as compared to the prior year comparable period, despite the impact of an additional six days in the 1997 period as compared to the prior year comparable period and the impact of five additional months of Flagstar management fees in the current year period in comparison to the prior year comparable period. This expense decrease results primarily from the nine-unit decrease in Company-owned restaurants. In addition, the decrease reflects the impact of approximately $1.5 million of non-recurring adjustments which increased legal and worker's compensation expenses in the prior year comparable period, and also reflects current period savings in product and labor costs due to increased focus by operations on cost control, waste reduction and labor initiatives. Such cost savings were achieved despite increases in Federal and State minimum wage rates.

OPERATING INCOME for Carrows increased $2.2 million for the three quarters ended October 1, 1997 as compared to the prior year comparable period due to the factors noted above.


FRD CONSOLIDATED

CONSOLIDATED INTEREST AND DEBT EXPENSE increased $7.4 million for the three quarters ended October 1, 1997 as compared to the three quarters ended September 26, 1996. This increase is attributed to the change in the Company's debt structure related to its acquisition in May 1996. As a result of the acquisition, the Company obtained a $56.0 million bank term loan and issued $156.9 million in senior notes.

THE PROVISION FOR (BENEFIT FROM) INCOME TAXES from continuing operations for the period has been computed based on management's estimate of the annual effective income tax rate applied to income (loss) before taxes. The Company recorded an income tax benefit reflecting an effective income tax rate of approximately (53%) for the three quarters ended October 1, 1997 compared to a provision for the comparable 1996 period reflecting an approximate rate of 125%. The change in the effective income tax rate from the prior year can be attributed to the recognition of deferred income tax benefits related to certain income tax loss carryforwards that were allocated to the Company from FRD Predecessor upon the finalization, in the third quarter, of FRD Predecessor's income tax returns for calendar year 1996. In addition, the Company recognized certain deferred income tax benefits related to the reduction in the valuation allowance which was originally established in the Company's opening balance sheet and income tax credits related to employer-paid social security taxes.

The increase in CONSOLIDATED NET LOSS of $1.4 million in comparison to the prior year quarter is due to a combination of the above described items.

Liquidity and Capital Resources

At October 1, 1997 and December 26, 1996 the Company had working capital deficits of $66.9 million and $55.4 million, respectively. The Company is able to operate with a substantial working capital deficiency because: (i) restaurant operations are conducted primarily on a cash (and cash equivalent) basis with a low level of accounts receivable, (ii) rapid turnover allows a limited investment in inventories and (iii) accounts payable for food, beverages, and supplies usually become due after the receipt of cash from related sales.

For information  relating to FCI's and Flagstar's  bankruptcy  proceedings,  see
Note 6 to the Consolidated and Combined Financial Statements.


Impact of Bankruptcy Petitions on Franchising

The operation of the Company's franchise system is subject to regulations enacted by a number of states, and rules promulgated by the Federal Trade Commission. Among other things, such regulations require that each franchising entity annually renew its Uniform Franchise Offering Circular (the "UFOC") which provides current information about the business. In addition, in the event that any information in the UFOC becomes misleading, inaccurate or incomplete during the year, the UFOC must be amended at that time to make appropriate disclosures. When this occurs, the franchising entity must cease its sale of new franchises until the UFOC has been updated to make the required disclosures. In some states, the updated UFOC must be reviewed and approved by a regulatory agency before the entity can resume franchise sales. Due to the involuntary Chapter 11 proceeding that was filed against Flagstar on June 17, 1997 (which was subsequently dismissed) and the subsequent filing of voluntary petitions with the United States Bankruptcy Court by FCI and Flagstar on July 11, 1997, management decided that it would be appropriate for FCI's and Flagstar's franchising subsidiaries (including Coco's and Carrows) to update their offering circulars and to cease sales of new franchises until an updated UFOC had been prepared and approved by those states that regulate the sale of franchises. Coco's and Carrows obtained approval and began selling franchises again in all states in which they have significant operations in late July.

Due to the Bankruptcy Court's approval of the Joint Amended Plan of Reorganization for FCI and Flagstar on November 7, 1997, management has decided that it would be appropriate for the Company's franchising subsidiaries to update their offering circulars and to cease sales of new franchises until an updated UFOC has been prepared and approved by those states that regulate the sale of franchises.

PART II - OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K.

a.         The following are included as exhibits to this report:

Exhibit
   No.     Description

*10.1.4 Fourth Amendment and Limited Waiver, dated July 9, 1997, to the Credit Agreement, dated as of May 23, 1996, by and among FRD, FRI-M, certain lenders and co-agents named therein, and Credit Lyonnais New York Branch, as administrative agent (incorporated by reference to Exhibit 4.1 to FCI's quarterly report on Form 10-Q for the period ended October 1, 1997, File No. 0-18051).

    27     Financial Data Schedule

---------------------
* Certain of the exhibits to this report, indicated by asterisk, are hereby incorporated by reference to other documents physically on file with the Commission, to be part hereof as of their respective dates.

b. No reports on Form 8-K were filed during the quarter ended October 1, 1997.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    FRD ACQUISITION CO.



Date: November 17, 1997             By: /s/ C. Robert Campbell
                                        --------------------------------
                                        C. Robert Campbell
                                        Executive Vice President
                                        (Duly authorized officer of
                                        registrant/principal financial officer)