Form 10-K405
period 1997-12-31
FRD ACQUISITION CO
filed 1998-03-31
CIK 1017916

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-K

                      FOR ANNUAL AND TRANSITIONAL REPORTS
                     PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

For the fiscal year ended December 31, 1997

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
          (State or other jurisdiction of                            (I.R.S. employer
          incorporation or organization)                          identification number)
          3355 MICHELSON DRIVE, SUITE 350
                    IRVINE, CA                                             92612
     (Address of principal executive offices)                           (Zip code)

       Registrant's telephone number, including area code: (864) 597-8000
                            ------------------------
          Securities registered pursuant to Section 12(b) of the Act:

                                                                 NAME OF EACH EXCHANGE ON
                TITLE OF EACH CLASS                                  WHICH REGISTERED
                -------------------                              ------------------------
                       None                                                None

                            ------------------------
        Securities registered pursuant to Section 12(g) of the Act: None

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                            Yes X              No  _

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

    As of March 16, 1998, 1,000 shares of registrant's common stock, $0.10 par value per share, were outstanding, all of which are owned by the registrant's parent, Advantica Restaurant Group, Inc.

    THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION
(I)(1)(a) AND (b) OF FORM 10-K AND IS THEREFORE FILING THIS FORM 10-K WITH THE REDUCED DISCLOSURE FORMAT.
================================================================================

                               TABLE OF CONTENTS

                                                                         PAGE
                                                                         ----
PART I
Item 1.    Business....................................................     1
Item 2.    Properties..................................................     6
Item 3.    Legal Proceedings...........................................     6
Item 4.    Submission of Matters to a Vote of Security Holders.........     6

PART II
Item 5.    Market for Registrant's Common Equity and Related
           Stockholder Matters.........................................     7
Item 6.    Selected Financial Data.....................................     7
Item 7.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations...................................     8
Item 7A.   Quantitative and Qualitative Disclosures About Market
           Risk........................................................    15
Item 8.    Financial Statements and Supplementary Data.................    15
Item 9.    Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosure....................................    15

PART III
Item 10.   Directors and Executive Officers of the Registrant..........    15
Item 11.   Executive Compensation......................................    15
Item 12.   Security Ownership of Certain Beneficial Owners and
           Management..................................................    15
Item 13.   Certain Relationships and Related Transactions..............    15

PART IV
Item 14.   Exhibits, Financial Statement Schedules and Reports on Form
           8-K.........................................................    17

INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE.........   F-1

SIGNATURES.............................................................

FORWARD-LOOKING STATEMENTS

    The forward-looking statements included in the "Business," "Legal Proceedings" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" sections, which reflect management's best judgment based on factors currently known, involve risks and uncertainties. Words such as "expects," "anticipates," "believes," "intends," and "hopes," variations of such words, and similar expressions are intended to identify such forward-looking statements. Actual results could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including, but not limited to, the factors discussed in such sections and those set forth in the cautionary statements contained in Exhibit 99 to this Form 10-K. (See
Exhibit 99 -- Safe Harbor Under the Private Securities Litigation Reform Act of 1995.) Forward-looking information provided by the Company in such sections pursuant to the safe harbor established under the Private Securities Litigation Reform Act of 1995 should be evaluated in the context of these factors.

                                     PART I

ITEM 1. BUSINESS

INTRODUCTION

    FRD Acquisition Co. ("FRD" or, together with its subsidiaries and including its predecessor, as applicable, the "Company") was incorporated in February 1996 as a wholly-owned subsidiary of Flagstar Corporation ("Flagstar"), a wholly-owned subsidiary of Flagstar Companies, Inc. ("FCI") (which changed its name to Advantica Restaurant Group, Inc. ("Advantica") on January 7, 1998). On May 23, 1996, FRD consummated the acquisition of the Coco's and Carrows restaurant chains consisting of 347 Company-owned units within the mid-scale family-style dining category. The acquisition price of $313.4 million was paid in consideration for all of the outstanding stock of FRI-M Corporation ("FRI-M"), the former subsidiary of Family Restaurants, Inc. ("FRI"), which owns the Coco's and Carrows chains.

    The Company is one of the nation's leading operators of family-style restaurants. As of year end, the Company operated 318 restaurants owned or leased by the Company and franchised 31 restaurants, principally under the Coco's and Carrows names. Approximately 76% of the Company-owned restaurants are located in California which management believes makes the Company one of the largest family-style restaurant operators in California, both in terms of sales volume and number of restaurants. Coco's and Carrows restaurants were founded more than 25 years ago and have developed excellent name recognition and a loyal customer base. In addition to its domestic operations, as of year end the Company was the licensor of 298 Coco's restaurants, primarily in Japan and South Korea.

    In the financial statements and selected financial data included herein, reference to "FRI Predecessor" refers to the period of ownership of FRI-M by Restaurant Enterprises Group, Inc. ("REG") prior to January 27, 1994. Reference to "FRD Predecessor" refers to the period of ownership of FRI-M by FRI commencing January 27, 1994, giving effect to information concerning events occurring upon FRI's emergence from a Chapter 11 Bankruptcy Code reorganization (the "FRI Reorganization"), through May 23, 1996. "FRD Successor" refers to the period of ownership of FRI-M by FRD subsequent to May 23, 1996.

    The FRI Predecessor and FRD Predecessor combined financial statements for the periods indicated represent the financial position and operations of FRI-M, as a wholly-owned subsidiary of FRI (or its predecessor), and certain subsidiaries of FRI-M including those restaurants that made up the Family Restaurant Division and the FRD Commissary, both of which were divisions of FRI. The Family Restaurant Division primarily consisted of the Coco's and Carrows restaurant concepts. The FRI-M combined financial statements exclude the financial position and operations of FRI-MRD Corporation, a wholly owned subsidiary of FRI-M which was not acquired by FRD.

    On January 7, 1998 (the "Effective Date"), FCI and Flagstar emerged from proceedings under Chapter 11 of Title 11 of the United States Code (the "Bankruptcy Code") pursuant to FCI and Flagstar's Amended Joint Plan of Reorganization dated as of November 7, 1997 (the "Plan") (as further described in Note 15 to the Consolidated and Combined Financial Statements included in this Form 10-K). On the Effective Date, Flagstar merged with and into FCI, the surviving corporation, and FCI changed its name to Advantica Restaurant Group, Inc. The bankruptcy proceedings began when FCI, Flagstar and Flagstar Holdings, Inc. ("Holdings") filed voluntary petitions for relief under the Bankruptcy Code in the Bankruptcy Court for the District of South Carolina. Holdings filed its petition on June 27, 1997, and Flagstar and FCI both filed their petitions on July 11, 1997. FCI's operating subsidiaries, including the Company, did not file bankruptcy petitions and were not parties to the Chapter 11 proceedings.

RESTAURANTS

    The Company's restaurants offer an extensive menu of moderately-priced breakfast, lunch and dinner items and are typically open either 18 or 24 hours a day. Both Coco's and Carrows restaurants provide casual sit-down dining experiences and emphasize consistently high quality food with an excellent price-to-value relationship and friendly, efficient service. The Company generated approximately 25%, 34% and 41% of its 1997 revenues from the breakfast, lunch and dinner day parts, respectively.

    While the Coco's and Carrows concepts appeal to many of the same broad-based customers, they are positioned, as described below, to target two distinct groups within the mid-scale family-style category. Through this dual positioning, the Company capitalizes on various demographic and industry trends while achieving economies of scale for the two chains of restaurants.

  COCO'S

    Coco's is a bakery restaurant chain operating primarily in California, Arizona and Texas, as well as Japan and South Korea. Coco's ranks among the top ten chains in the family-style category based on U.S. systemwide sales, and currently consists of 178 Company-owned, 17 domestic franchised and 298 international licensed restaurants.

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

    Lunch and dinner dayparts are Coco's strongest, comprising 37% and 38% of 1997 sales, respectively. In 1997, the average check was $6.77, with average annual unit sales of approximately $1.5 million. Positioned at the upper end of the family-style restaurant category, Coco's competes most directly with Marie Callender's and Mimi's Cafe.

    In 1990, the Company established a wholly-owned subsidiary, CFC Franchising Company ("CFC"), to franchise Coco's restaurants in the United States. Through 1996, management pursued limited domestic franchising expansion and only five such Coco's franchised restaurants were opened prior to 1997. In 1997, the Company converted four Carrows units to Coco's Company-owned units and opened 12 new franchised units -- six of these units were previously Company-owned and operated and six were new development. The Company intends to continue expanding its franchising efforts in order to increase its market share, establish a presence in new areas and further penetrate existing markets. Management believes that franchising represents an opportunity to achieve additional growth with low investment risk for the Coco's concept. The initial fee for a single Coco's franchise is $35,000 and the current royalty payment rate is 4% of net sales.

    As of December 31, 1997 the Company licensed 298 Coco's restaurants abroad, reflecting a foreign presence that is among the largest of any United States-based, non-fast food restaurant chain. This presence was established primarily through a 1979 licensing agreement with Kasumi Stores K.K. and Coco's Japan Co., Ltd. (collectively, "Kasumi"). Under the terms of this licensing agreement, Kasumi has the exclusive right through February 4, 2010, to use the Coco's restaurant concept in Japan, and a non-exclusive right to do so in certain other Asian countries. This agreement also gives Kasumi access to certain training procedures and technical information concerning the operation of such restaurants. At December 31, 1997, 260 Coco's were in operation in Japan under the agreement with Kasumi. In addition to the Kasumi agreement, other foreign licensing agreements exist in South Korea and the Middle East.

  CARROWS

    Carrows is a regional mid-scale family-style restaurant chain operating primarily in seven western states. Carrows currently consists of 140 Company-owned units and 14 domestic franchises.

    In contrast to Coco's, Carrows caters to a slightly older clientele with more conservative tastes in food. Carrows' customers typically have traditional values and seek more homestyle tastes in food as well as dependable service at reasonable prices. Carrows is in the upper-middle price range of the family-style restaurant category and competes most directly with Denny's, IHOP, Baker's Square and Lyons. Carrows' primary target market consists of customers who are 35-64 years of age, while its secondary target market is senior citizens. Carrows has developed a strong reputation as a restaurant that serves quality, traditional food at affordable prices in a familiar setting while providing especially friendly service. This service, along with Carrows' emphasis on larger portions and traditional American entrees, enables Carrows to appeal to its targeted customers.

    Lunch and dinner day parts are Carrows' strongest, comprising 30% and 45% of 1997 sales, respectively. In 1997, the average guest check was $6.53, with average annual unit sales of approximately $1.4 million.

  SITE SELECTION

    The Company's franchise development group is responsible for identifying and securing new franchise locations. The franchise development group works closely with real estate brokers in the Company's existing markets who are familiar with the Company's needs and selection criteria. In general, the Company's restaurants are located in high-traffic commercial areas with a substantial surrounding residential base within a three-mile radius. The commercial traffic typically provides the

Company's weekday breakfast and lunch clientele while the residential traffic accounts for a majority of the Company's dinner and weekend business. The Company believes that the location and concentration of its restaurants allow it to realize certain economies of scale in advertising, distribution and field supervision. Sites are evaluated on the basis of a variety of factors, including demographic data, land use and environmental restrictions, competition in the area, ease of access, visibility, availability of parking and proximity to a major traffic generator such as a shopping mall, office complex, stadium or university.

  RESTAURANT LAYOUT

    The Company's restaurants average in size between 4,900 and 5,600 square feet of floor space. Approximately 60% of each restaurant's space is dedicated to dining room and customer areas, while 40% is dedicated to back room, kitchen and storage areas. All of the Company's Coco's restaurants have in-house bakeries. Most of the Company's restaurants do not have full bars but serve beer and wine at the table. Seating is a combination of both tables and booths. Every restaurant has a waiting area where customers may be seated while waiting for tables or booths to open. Since most restaurants are located in high-volume shopping centers, the Company's restaurants have ample parking spaces to support their respective guest counts.

  OPERATIONS AND MANAGEMENT

    RESTAURANT MANAGEMENT AND EMPLOYEE STRUCTURE. The Company's restaurant management field structure is currently comprised of six regional directors of operations (three for each concept), who each oversee approximately six to eleven district managers. Each district manager, in turn, oversees five to nine restaurants. A general manager, associate manager and assistant manager are employed at each restaurant to manage day-to-day operations, including customer relations, food service, cost control, restaurant maintenance, hiring and training of restaurant employees, and the implementation of all Company policies. Coco's and Carrows restaurants typically operate with a staff of 40 employees for low volume restaurants to 70 employees for high volume restaurants. The average restaurant employs approximately 45 to 55 employees, and a majority of the restaurant level employees work part-time.

    The Company recognizes the importance of its personnel in providing customers with a quality dining experience. As a result, the Company offers its employees extensive training and opportunities for promotion, as well as incentive-based compensation. The success of these endeavors allows the Company to enjoy employee turnover rates that the Company believes are below industry averages and to benefit from a staff of highly experienced employees. The Company's restaurant general managers average approximately nine years of experience with the Company.

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

    QUALITY CONTROL. Coco's and Carrows have developed programs and systems that ensure the safety, quality, and consistency of key ingredients, menu items and operations. The major components of these programs include a supplier/ distributor quality assurance program that audits ingredients and suppliers to ensure compliance with specifications, and a restaurant food safety program which is responsible for maintaining communications with regulatory agencies and proactively managing risk situations.

  MENUS

    COCO'S MENU STRATEGY. The Company's menu strategy for Coco's is to (i) serve a high quality and variety of American cuisine with emphasis on new or trend-establishing fare with special attention given to plate presentation in order to communicate a price-to-value relationship; (ii) utilize high quality food products, including fresh fish, fresh baked muffins, dinner breads, etc., to communicate the increasing strength of those product lines in the marketplace; and (iii) improve sales and profits by strategic menu offerings which appeal to a target market of families. The Company continues to position the brand as a "step ahead and a step above" competitors in the family segment. This positioning is being accomplished with minimal capital investment by utilizing in-restaurant changes to products, promotions, menus, signage and awnings. The Company redesigned the Coco's menu in February 1998. With this redesigned menu, Coco's is in a better strategic position in its primary markets. Enhancement and increased visibility of Coco's bakery capabilities will also add to its strategic positioning.

    CARROWS MENU STRATEGY. The Company's menu strategy for Carrows is to (i) serve a consistent quality and variety of traditional American cuisine, with an emphasis on signature items and product execution; (ii) provide an excellent price-to-value relationship through the amount of food offered for the money;
(iii) leverage the high quality of its food products to achieve increased margins from its menu items; and (iv) generate sales and profits in the breakfast and dinner day parts through the strong marketing of breakfast specials and high quality dinner items, such as prime rib and seafood, which are not generally available in family restaurants. In 1996, Carrows introduced a variety of breakfast, lunch and dinner entrees with regional American flavors that support its classic All-American positioning.

    RESEARCH AND DEVELOPMENT. The Company develops approximately 25 to 35 new products each year and reviews its menus regularly to replace slow-moving items with new products. New products are placed into a limited number of restaurants for testing to determine consumer acceptance of the product as well as operational feasibility. Products which are successful are then introduced into all restaurants as a flyer handout or as a "special" or promotion. These items remain on promotion for 8-12 weeks, at which point the most successful items are added to the next menu. While research and development activities are extremely important to the Company's business, amounts expended for these activities are not material.

MARKETING

    Media advertising is a large part of the integrated process that the Company uses to market its concepts. The Company also uses its menu strategy, interior/exterior building design, employee uniforms, style of service, and specialized promotions to help differentiate itself from its competition. Media advertising for both Coco's and Carrows is primarily product oriented, featuring high margin, special entrees presented and priced to convey high value. Coco's advertising typically features dinner entrees while also mentioning its pie selections. Carrows advertising focuses on the breakfast and dinner day parts. Both concepts reinforce the idea that they are the restaurant of choice for all dining occasions (i.e., breakfast, lunch, dinner, families, seniors, healthy options).

RAW MATERIAL SOURCES AND AVAILABILITY

    The Company uses Advantica's purchasing department to obtain high-quality ingredients at the most favorable prices and to make centralized purchasing arrangements for the main ingredients, supplies and equipment needs of all Coco's and Carrows restaurants. Advantica's size provides the Company with significant purchasing power which often enables it to obtain products at more favorable prices from several nationally recognized distributors.

    On January 19, 1998, the Company became subject to a distribution agreement with Proficient Food Company ("PFC") (a former subsidiary of Advantica that was sold in 1995 to Meadowbrook Meat Company, Inc. ("MBM") and with which Advantica's other restaurant concepts also have distribution agreements). Pursuant to the agreement, MBM will distribute and supply certain products to the Company for the next eight years. Although there are no volume requirements, the agreement requires that named products be purchased through MBM unless MBM is unable to make delivery within a reasonable period.

    The Company believes that satisfactory sources of supply are generally available for all items regularly used by its restaurants and has not experienced any material shortages of food, equipment, or other products which are necessary to restaurant operations.

SEASONALITY

    The Company's business is moderately seasonal. Restaurant sales are generally greater in the second and third calendar quarters (April through September) than in the first and fourth calendar quarters (October through March). Occupancy and other operating costs, which remain relatively constant, have a disproportionately negative effect on operating results during quarters with lower restaurant sales.

TRADEMARKS AND SERVICE MARKS

    The Company, either directly or through its wholly-owned subsidiaries, has registered certain trademarks and service marks with the United States Patent and Trademark office and in international jurisdictions. The Company regards its trademarks and service marks as important to the identification of its restaurants and believes they are of material importance to the conduct of its business. Domestic trademark and service mark registrations are renewable at various intervals from 10 to 20 years, while international trademark and service mark registrations have various durations from five to

20 years. The Company generally intends to renew trademarks and service marks which come up for renewal. The Company owns or has rights to all trademarks it believes are material to its restaurant operations.

COMPETITION

    The restaurant industry is highly competitive and affected by many factors. Restaurants compete on the basis of name recognition and advertising, the price, quality and perceived value of their food offerings, the quality and speed of their service, convenience and the attractiveness of their facilities.

    Management believes the Company's principal competitive strengths include its restaurants' brand name recognition; restaurant locations; the value, variety and quality of food products served; the quality and training of its employees; and the Company's market penetration, which has resulted in economies of scale in a variety of areas, including advertising, distribution and field supervision.

ECONOMIC, MARKET AND OTHER CONDITIONS

    The restaurant industry is affected by many factors, including changes in national, regional and local economic conditions affecting consumer spending, changes in socio-demographic characteristics of areas in which restaurants are located, changes in consumer tastes and preferences, increases in the number of restaurants generally and in particular areas and unfavorable trends in regional weather conditions.

GOVERNMENT REGULATION

    The Company and its franchisees are subject to various local, state and Federal laws and regulations governing various aspects of the restaurant business, including, but not limited to, health, sanitation, environmental matters, safety, disabled persons' access to its restaurant facilities, the sale of alcoholic beverages and hiring and employment practices. The operation of the Company's franchise system is also subject to regulations enacted by a number of states and to rules promulgated by the Federal Trade Commission. The Company believes that it is in material compliance with applicable laws and regulations, but it cannot predict the effect on operations of the enactment of additional requirements in the future. The cost of compliance with government regulations has not had a material impact on the operations of the Company.

    The Company is subject to Federal and state laws governing matters such as minimum wages, overtime and other working conditions. At December 31, 1997, approximately 58% of the Company's employees were paid at minimum wage. Accordingly, increases in the minimum wage or decreases in the allowable tip credit (which reduces the minimum wage paid to tipped employees in certain states) increase the Company's labor costs. This is especially true in California, where there is no tip credit. The California minimum wage increased from $4.25 to $5.00 per hour on March 1, 1997 and increased to $5.75 on March 1, 1998. Also, the Federal minimum wage increased from $4.25 per hour to $4.75 per hour on October 1, 1996 and increased again to $5.15 per hour on September 1, 1997. Employers must pay the higher of the Federal or state minimum wage. The Company has attempted to offset increases in the minimum wage through pricing and various cost control efforts; however, there can be no assurance that the Company or its franchisees can continue to pass on such cost increases to its customers in the future.

ENVIRONMENTAL MATTERS

    Federal, state and local environmental laws and regulations have not historically had a material impact on the operations of the Company; however, the Company cannot predict the effect on its operations of possible future environmental legislation or regulations.

EMPLOYEES

    At December 31, 1997, the Company had a total of approximately 15,000 employees, none of which were covered by union contracts. Many of the Company's restaurant employees work part-time and many are paid at or slightly above minimum wage levels. The Company has experienced no significant work stoppages and believes that its relationship with its employees is satisfactory.

ITEM 2. PROPERTIES

    At December 31, 1997, the Company operated 318 restaurants in nine states. Approximately 76% of the restaurants are located in California. Most of the restaurants are free-standing units ranging from 4,900 to 5,600 square feet allowing them to accommodate 120 to 180 guests. The number and location of the Company's restaurants as of December 31, 1997 are presented below:

                                                                    COCO'S                CARROWS
                                                              -------------------   -------------------
                                                                      FRANCHISED/           FRANCHISED/
STATE/COUNTRY                                                 OWNED    LICENSED     OWNED    LICENSED
-------------                                                 -----   -----------   -----   -----------
Arizona.....................................................    21          2          5        --
California..................................................   128         15        115         3
Colorado....................................................     5         --         --        --
Indiana.....................................................     3(a)      --         --        --
Missouri....................................................     2         --         --        --
Nevada......................................................    --         --          7(b)      1
New Mexico..................................................    --         --          4        --
North Carolina..............................................    --         --         --         1
Oregon......................................................    --         --         --         8
Texas.......................................................    13(a)      --          9        --
Washington..................................................     6         --         --         1
Japan.......................................................    --        260         --        --
South Korea.................................................    --         37         --        --
Other International.........................................    --          1         --        --
                                                               ---        ---        ---        --
  Total.....................................................   178        315        140        14
                                                               ===        ===        ===        ==

---------------

(a) These units are jojos restaurants, which are similar in format to Coco's.

(b) Includes one Jeremiah's restaurant, a midscale family-steak restaurant.

    Of the 318 restaurants operated by the Company as of December 31, 1997, the Company owned the land and building for five, owned the building and leased the land for 49, and leased both the land and building for the remaining 264 restaurants. Most of the leases provide for the payment of a base rent or approximately 5% to 6% of gross sales, whichever is greater.

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

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    FRD is a wholly-owned subsidiary of Advantica. As a result, there is no established public trading market for the Company's common stock and all per share data is omitted. As of March 16, 1998, 1,000 shares of FRD's common stock were outstanding, all of which are owned by Advantica.

    Dividends were not paid by the Company during 1996 or 1997. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" and Note 8 to the accompanying Consolidated and Combined Financial Statements of the Company regarding certain restrictions on the payment of dividends.

ITEM 6. SELECTED FINANCIAL DATA

    Set forth below are certain selected financial data of FRD Successor for the fiscal year ended December 31, 1997 and the seven-month period ended December 26, 1996, of FRD Predecessor for the five-month period ended May 23, 1996 and fiscal years 1995 and 1994 and of FRI Predecessor for fiscal year 1993. The following should be read in conjunction with the Consolidated and Combined Financial Statements and Notes thereto presented elsewhere herein and "Management's Discussion and Analysis of Financial Condition and Results of Operations." Because FRD is a wholly-owned subsidiary of Advantica, per share data is not meaningful and has been omitted.

                                            FRD                             FRD                       FRI
                                         SUCCESSOR                      PREDECESSOR               PREDECESSOR
                                   ---------------------    -----------------------------------   -----------
                                                 SEVEN         FIVE
                                     YEAR       MONTHS        MONTHS        YEAR        YEAR         YEAR
                                     ENDED       ENDED        ENDED        ENDED        ENDED        ENDED
                                   DEC. 31,    DEC. 26,      MAY 23,      DEC. 31,    DEC. 25,     DEC. 26,
                                    1997(A)      1996          1996       1995(A)      1994(B)       1993
(In thousands, except ratios)      ---------   ---------    ----------   ----------   ---------    --------
OPERATING STATEMENT DATA:
  Operating revenues.............   $492,493    $295,044     $ 195,943    $ 505,619    $510,102     $492,077
  Operating income...............     27,086      11,947         2,482       32,025      31,192       30,522
  Interest and debt expenses.....     29,597      17,680         4,658(c)    16,515(c)    6,934(c)     4,594
  Net income (loss)..............     (2,178)     (6,189)        1,101        4,724      10,111       15,236
  Ratio of earnings to fixed
     charges (d).................         .8x         .7x          1.7x         1.7x        3.9x         6.6x
OTHER DATA:
  EBITDA (e).....................     61,567      33,403
  Net cash flows provided by
     operating activities........     17,087      21,205         5,325       45,873      33,466       22,253
  Net cash flows (used in)
     provided by investing
     activities..................     (2,895)   (130,802)       17,871      (15,905)    (23,753)     (13,724)
  Net cash flows (used in)
     provided by financing
     activities..................    (19,441)    122,909       (27,705)     (28,691)     (8,242)      (7,476)

                                     AS OF       AS OF        AS OF        AS OF        AS OF
                                   DEC. 31,    DEC. 26,      DEC. 31,     DEC. 25,    DEC. 26,
                                     1997      1996 (H)        1995         1994        1993
                                   ---------   ---------    ----------   ----------   ---------
BALANCE SHEET DATA:
  Working capital deficiency (f).   $(68,658)   $(55,736)    $(110,979)   $(106,223)   $(46,293)
  Net property...................    117,329     134,976       146,042      165,285      78,471
  Total assets...................    371,528     388,046       332,847      350,993     135,843
  Long-term debt, excluding
     current portion.............    195,652     218,497        27,502       32,499      34,605
  Stockholder's equity (g).......     66,633      68,811       152,601      192,354      31,852

---------------

(a) Fiscal 1997 and 1995 represent 53-week periods.

(b) Data presented for 1994 include one month of financial information for FRI Predecessor prior to the FRI Reorganization and eleven months of financial information for FRD Predecessor following the FRI Reorganization. In January 1994, FRI's predecessor corporation, REG, completed the FRI Reorganization and applied the provisions of the AICPA's Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7"). Pursuant to SOP 90-7, REG qualified for fresh start reporting as of January 27, 1994 and, accordingly, all assets and liabilities of FRI were restated to current value at the date of reorganization. FRI obtained an appraisal of the assets and liabilities of FRI and FRD Predecessor establishing the reorganization value (i.e., fair value) of the assets and liabilities. FRI utilized the results of this appraisal to implement fresh start reporting, which resulted in a reorganization value in excess of amounts allocable to identifiable assets of $155.5 million to FRD Predecessor at January 27, 1994. For the eleven months ended December 25, 1994, FRD Predecessor's operating statement and selected operating data consisted of operating revenues of $466.0 million, operating income of $29.5 million, interest and debt expenses of $6.5 million, net income of $9.4 million and ratio of earnings to fixed charges of 3.9x. For the one month ended January 26, 1994, FRI Predecessor's operating statement and selected operating data consisted of operating revenues of $44.1 million, operating income of $1.6 million, interest and debt expenses of $0.5 million, net income of $0.7 million and ratio of earnings to fixed charges of 3.7x.

(c) Includes $4.3 million, $13.1 million and $3.0 million of interest related to FRD Predecessor's outstanding balance under the working capital portion of FRI's credit agreement used to fund operating cash flow needs for all of FRI's subsidiaries for the five months ended May 23, 1996 and fiscal years 1995 and 1994, respectively.

(d) For purposes of computing the ratio of earnings to fixed charges, "fixed charges" consist of interest on debt, amortization of deferred financing costs and the interest element in rental payments under operating and capital leases (estimated to be one third). "Earnings" consist of income from operations before income taxes, plus fixed charges.

(e) EBITDA is defined by the Company as operating income before Advantica management fees, depreciation, amortization and restructuring and impairment charges and is a key internal measure used to evaluate the amount of cash flow available for debt repayment and funding of additional investments. EBITDA is not a measure defined by generally accepted accounting principles and should not be considered as an alternative to net income or cash flow data prepared in accordance with generally accepted accounting principles, or as a measure of a company's profitability or liquidity. The Company's measure of EBITDA may not be comparable to similarly titled measures reported by other companies; accordingly, EBITDA of the predecessor companies is not presented.

(f) The Company historically operates with a working capital deficiency because
    (i) restaurant operations are conducted primarily on a cash (and cash equivalent) basis with a low level of accounts receivable, (ii) rapid turnover allows a limited investment in inventories and (iii) cash from sales is usually received before related accounts payable for food, beverage and supplies become due.

(g) The predecessor financial information presented represents a combination of certain subsidiaries and divisions of FRI and does not represent a legal entity. Therefore, stockholder's equity represents the net activity with FRI.

(h) The December 26, 1996 data reflects the impact of the acquisition of FRI-M by FRD, including, but not limited to, the issuance of $156.9 million of senior notes, a $56.0 million term loan and the impact of the application of purchase accounting.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

    The Company's Management's Discussion and Analysis should be read in conjunction with "Selected Financial Data" and the Consolidated and Combined Financial Statements and other more detailed financial information appearing elsewhere herein.

RESULTS OF OPERATIONS

    As discussed herein, operating results for the year ended December 31, 1997 reflect the operations of FRD Successor, and operating results for the year ended December 26, 1996 reflect the sum of the seven months ended December 26, 1996 (FRD Successor) and the five months ended May 23, 1996 (FRD Predecessor). Operating results for the year ended December 31, 1995 reflect the operations of FRD Predecessor.

1997 RESTAURANT UNIT ACTIVITY

                                                           ENDING              UNITS                   ENDING
                                                           UNITS     UNITS    CLOSED/      UNIT        UNITS
                                                          12/26/96   OPENED    SOLD     CONVERSIONS   12/31/97
                                                          --------   ------   -------   -----------   --------
Coco's
  Company-owned.........................................     183        4        (3)         (6)         178
  Franchised units......................................       5        6        --           6           17
  International licensees...............................     278       26        (6)         --          298
                                                           -----      ---      ----        ----        -----
                                                             466       36        (9)         --          493
Carrows
  Company-owned.........................................     160       --        (8)        (12)         140
  Franchised units......................................      --        2        --          12           14
                                                           -----      ---      ----        ----        -----
                                                             160        2        (8)         --          154
                                                           -----      ---      ----        ----        -----
     Total..............................................     626       38       (17)         --          647
                                                           =====      ===      ====        ====        =====

RESTAURANT OPERATIONS

                                                              1997(a)       1996      1995(a)
COCO'S                                                        --------    --------    --------
(In thousands, except comparable store data)
U.S. systemwide sales.......................................  $288,128    $278,506    $290,504
                                                              ========    ========    ========
Net company sales...........................................  $275,774    $269,903    $282,251
Franchise and foreign licensing revenue.....................     4,283       3,792       4,371
                                                              --------    --------    --------
          Total revenue.....................................   280,057     273,695    $286,622
                                                                                      ========
Operating expenses..........................................   264,398     265,315      (b)
                                                              --------    --------
Operating income............................................  $ 15,659    $  8,380      (b)
                                                              ========    ========
Average annual unit sales:
  Company-owned.............................................  $  1,492    $  1,462    $  1,506
  Franchise.................................................  $  1,728    $  1,719    $  1,884
Comparable store data (Company-owned):
  Comparable store sales decrease...........................       0.0%       (1.6)%      (5.0)%
  Average check.............................................  $   6.77    $   6.80    $   6.72
Operated units:
  Company-owned.............................................       178(c)      183(c)      188(c)
  Franchised................................................        17           5           6
  International licensed....................................       298         278         252
                                                              --------    --------    --------
          Total.............................................       493         466         446
                                                              ========    ========    ========

---------------

(a) Fiscal 1997 and 1995 represent 53-week periods.

(b) Information not available at the concept level. See presentation of combined Coco's and Carrows operating results, 1996 vs. 1995, following the separate discussions of Coco's and Carrows 1997 vs. 1996 results.

(c) Includes the Company's jojos restaurants (16, 17 and 17 as of year end 1997, 1996 and 1995, respectively).

1997 VS. 1996

    Coco's NET COMPANY SALES for 1997 increased $5.9 million (2.2%) as compared to 1996. This increase reflects an estimated $4.8 million impact from the additional six days in the 1997 reporting period compared to the prior year comparable period due to the change in the fiscal year. In addition, four Carrows units were converted to Coco's restaurants during 1997, contributing $3.3 million in sales. Offsetting these increases is the impact of a decrease of nine Company-owned stores in 1997. Coco's comparable store sales were flat in 1997 as compared to 1996. FRANCHISE AND FOREIGN LICENSING REVENUE increased by $0.5 million (12.9%) for 1997 as compared to 1996. This increase is a result of the net increase of 20 foreign licensed units as well as 12 additional domestic franchise units in the current year.

    Coco's OPERATING EXPENSES for 1997 decreased by $0.9 million (0.3%) as compared to the prior year. This decrease is primarily a result of savings in product and labor costs due to an increased operations focus on cost controls, waste reduction and labor initiatives and $1.9 million of gains on sales of restaurants, compared to no gains recorded in 1996. In addition, the prior year included non-recurring adjustments of approximately $1.6 million, which increased legal and workers' compensation expenses. No comparable charges are included in the current year period. These decreases were largely offset by the impact of an additional six days in the 1997 reporting period as compared to the prior year comparable period due to the change in the fiscal year, the increase in Federal and state minimum wage rates and the impact of Advantica's management fees of $2.8 million in 1997 compared to $1.6 million in 1996.

    OPERATING INCOME for Coco's increased to $15.7 million in 1997 as a result of the factors noted above.

                                                              1997(A)      1996     1995(A)
CARROWS                                                       --------   --------   --------
(In thousands, except comparable store data)
U.S. systemwide sales.......................................  $215,215   $217,292   $218,997
                                                              ========   ========   ========
Net company sales...........................................  $211,818   $217,292   $218,997
Franchise and foreign licensing revenue.....................       618         --         --
                                                              --------   --------   --------
Total revenue...............................................   212,436    217,292   $218,997
                                                                                    ========
Operating expenses..........................................   201,009    211,244     (b)
                                                              --------   --------
Operating income............................................  $ 11,427   $  6,048     (b)
                                                              ========   ========
Average annual unit sales:
  Company-owned.............................................  $  1,362   $  1,343   $  1,372
Comparable store data (Company-owned):
  Comparable store sales increase (decrease)................      (1.7)%      0.1%      (0.2)%
  Average check.............................................  $   6.49   $   6.25   $   6.09
Operated units:
  Company-owned.............................................       140        160        161
  Franchised................................................        14         --         --
                                                              --------   --------   --------
     Total..................................................       154        160        161
                                                              ========   ========   ========

---------------

(a)Fiscal 1997 and 1995 represent 53-week periods.

(b)Information not available at the concept level. See presentation of combined Coco's and Carrows operating results, 1996 vs. 1995, following the separate discussions of Coco's and Carrows 1997 vs. 1996 results.

1997 VS. 1996

    Carrows' NET COMPANY SALES decreased $5.5 million (2.5%) for 1997 as compared to 1996 in spite of an estimated $3.8 million impact from the additional six days in the 1997 reporting period in comparison to the prior year comparable period due to the change in the fiscal year. The sales decrease is primarily the result of a 20-unit decrease in Company-owned restaurants, 12 of which were converted to franchise units. It also reflects a decrease in comparable store sales reflecting a decrease in traffic, partially offset by an increase in average guest check. FRANCHISE AND FOREIGN LICENSING REVENUE for 1997 is $0.6 million, reflecting the opening of 14 domestic franchise units.

    Carrows' OPERATING EXPENSES decreased $10.2 million (4.8%) for 1997 as compared to 1996, despite the impact of an additional six days in the 1997 reporting period as compared to the prior year comparable period due to the change in the fiscal year, increases in the Federal and state minimum wage rates and the impact of Advantica's management fees of $2.1 million in the current year compared to $1.3 million in 1996. The decrease in expenses as compared with the prior year reflects the impact of approximately $1.5 million of non-recurring adjustments which increased legal and workers' compensation expenses in 1996, as well as savings in product and labor costs in 1997 due to increased focus by operations on cost control, waste reduction and labor initiatives. In addition, operating expenses in 1997 include $3.3 million of gains on sales of restaurants, compared to no gains recorded in 1996.

    OPERATING INCOME for Carrows increased to $11.4 million in 1997 as a result of the factors noted above.

1996 VS. 1995

    The following information for the years ended December 26, 1996 and December 31, 1995 is provided for analysis purposes only as it includes information for periods prior to the Company's acquisition of Coco's and Carrows on May 23, 1996:

COCO'S AND CARROWS

                                                          1996       1995
(In thousands)                                          --------   --------
Net company sales.....................................  $487,194   $501,248
Franchise and foreign licensing revenue...............     3,793      4,371
                                                        --------   --------
Total revenue.........................................   490,987    505,619
Operating expenses....................................   476,558    473,594
                                                        --------   --------
Operating income......................................  $ 14,429   $ 32,025
                                                        ========   ========

    NET COMPANY SALES for the 12 months ended December 26, 1996 decreased $14.1 million (2.8%) as compared to the 12 months ended December 31, 1995. This decrease can be attributed to several factors, the most significant being the impact of an extra week of sales in the prior year (approximately $7.0 million) which was a 53-week period in comparison to 1996, which was a 52-week period. In addition, the Company experienced a six-unit decrease in the number of Company-owned restaurants accompanied by a decline in comparable store sales for Coco's of 1.6%, offset, in part, by a slight increase at Carrows of 0.1%. Customer counts for Coco's and Carrows decreased during the 1996 period by 2.6% as compared to the prior year period. Such decrease is primarily due to a general softness in the mid-scale restaurant segment. These decreases are partially offset by increases in guest check average of 1.0% at Coco's and 2.8% at Carrows which are mainly driven by suggestive selling of promoted dessert items as well as a slight price increase taken in the fourth quarter to offset the negative impact of the Federal minimum wage increase.

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

    OPERATING EXPENSES for the 12 months ended December 26, 1996 increased $3.0 million (0.6%) as compared to the 12 months ended December 31, 1995. This increase reflects decreased expenses due to the decrease in operating revenue noted above, offset by increases in workers' compensation expense ($2.0 million), depreciation and amortization ($2.5 million), management fees payable to Advantica ($3.0 million) and other operating expenses ($5.0 million). The increase in worker's compensation expense is due mainly to revised claim loss estimates, while the increase in depreciation and amortization is due principally to a full year's depreciation being recorded on prior year property additions. The management fees payable to Advantica of $3.0 million are pursuant to the management services agreement between the Company and Advantica, dated May 24, 1996. Under such agreement, the Company is charged a management services fee by Advantica equal to 1% of total revenues. The other operating expense increase is primarily due to increases in rent ($1.9 million) in connection with several sale/leaseback transactions that occurred in the first quarter of 1995, expenses of $2.0 million related to the information systems conversion which began subsequent to the acquisition by Advantica and litigation reserves ($1.1 million) established during the five months ended May 23, 1996, for various litigation facing the Company. The impact of revaluing assets in conjunction with the May 23, 1996 acquisition was not significant on operating earnings, due to the relatively longer life assigned to goodwill of FRD Successor as compared to the reorganization value of FRD Predecessor and the relatively minor adjustments to the carrying values of fixed assets.

    OPERATING INCOME for the 12 months ended December 26, 1996 decreased $17.6 million (54.9%) as compared to the 12 months ended December 31, 1995 due to the revenue decrease and expense increase noted above.

FRD CONSOLIDATED

1997 VS. 1996

    CONSOLIDATED INTEREST AND DEBT EXPENSE increased $7.3 million for the 12 months ended December 31, 1997 as compared to the 12 months ended December 26, 1996. This increase is attributed to the change in the Company's debt structure related to its acquisition in May 1996. As a result of the acquisition, the Company obtained a $56.0 million bank term loan and issued $156.9 million in senior notes.

    THE (BENEFIT) PROVISION FOR INCOME TAXES resulting from the loss from continuing operations for the year ended December 31, 1997 reflects an estimated annual effective income tax rate of approximately (64%) for 1997 compared to a provision for 1996 which reflects an approximate rate of 8%. The change in the effective income tax rate from the prior year can be attributed to the deferred income tax benefits related to the reduction in the 1996 valuation allowance and income tax credits related to employer-paid social security ("FICA") taxes.

    REORGANIZATION ITEMS incurred by the Company in 1997 include professional fees and other expenditures related to the Advantica bankruptcy and the planned "push down" of fresh start reporting from Advantica.

    The decrease in CONSOLIDATED NET LOSS of $2.9 million in comparison to the prior year is due to a combination of the above described items.

EXPOSURE TO CURRENCY FLUCTUATIONS

    The Company is the licensor of Coco's restaurants in Japan and South Korea through licensing agreements. The royalty due to the Company relative to the Japan agreement is paid annually in yen and is based on sales attributable to such Coco's. Because the royalty is paid annually in March, the Company bears the risk that exchange rate fluctuations could have an unfavorable impact on this receivable. At December 31, 1997 and December 26, 1996, the Company had $2.1 million and $2.8 million, respectively, due under this arrangement.

CHANGE IN FISCAL YEAR

    Effective December 27, 1996, the Company changed its fiscal year end from the last Thursday of the calendar year to the last Wednesday of the calendar year. Due to the timing of this change, the Company's 1997 fiscal year includes an extra six days in comparison to the prior fiscal year.

ACCOUNTING CHANGES

    In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"), which establishes standards for reporting and display of comprehensive income and its components in the financial statements. SFAS 130 is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required. The Company is in the process of determining its preferred presentation format under the new standard. The adoption of SFAS 130 will have no impact on the Company's consolidated results of operations, financial position or cash flows and will be implemented by the Company in the fourth quarter of 1998.

    In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"), which establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. SFAS 131 is effective for financial statements for fiscal years beginning after December 15, 1997. Financial statement disclosures for prior periods are required to be restated. The Company is in the process of evaluating the disclosure requirements. The adoption of SFAS 131 will have no impact on the Company's consolidated results of operations, financial position or cash flows and will be implemented by the Company in the fourth quarter of 1998.

1996 VS. 1995

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

LIQUIDITY AND CAPITAL RESOURCES

    In connection with the acquisition of FRI-M, the Company entered into a credit agreement (the "Credit Agreement") on May 23, 1996 which provides for a $56 million term loan (the "Term Loan") and a $35 million working capital and letter of credit facility (the "Revolving Credit Facility"). At December 31, 1997, the amount of the Term Loan outstanding was $40.0 million and the Company had no outstanding working capital borrowings; however, letters of credit outstanding were $19.8 million. Such facility is unavailable to Advantica and its other subsidiaries.

    Also in connection with the acquisition, FRD issued $156.9 million principal amount of 12 1/2% Series B Senior Notes due 2004 (the "Senior Notes"). The Senior Notes mature on July 15, 2004.

    The Credit Agreement and indenture under which the Senior Notes have been issued contain a number of restrictive covenants which, among other things (subject to certain exceptions), limit FRD and its subsidiaries with respect to incurrence of debt, existence of liens, investments and joint ventures, the declaration or payment of dividends, the making of guarantees and other contingent obligations, mergers, the sale of assets, capital expenditures and material changes in their business. In addition, the Credit Agreement contains certain financial covenants including provisions for the maintenance of a minimum level of interest coverage (as defined), limitations on ratios of indebtedness (as defined) to earnings before interest, taxes, depreciation and amortization (EBITDA), maintenance of a minimum level of EBITDA and limitations on annual capital expenditures.

    The Company was in compliance with the terms of the Credit Agreement at December 31, 1997. Under the most restrictive provision of the Credit Agreement (the ratio of indebtedness to EBITDA), at December 31, 1997, the Company could incur approximately $4.7 million of additional indebtedness.

    At December 31, 1997, scheduled maturities of long-term debt, including capitalized lease obligations, for the next five years and thereafter are as follows (in thousands):

1998........................................................  $ 23,457
1999........................................................    23,431
2000........................................................     3,136
2001........................................................     2,934
2002........................................................     2,527
Thereafter..................................................   163,624
                                                              --------
                                                              $219,109
                                                              ========

    The Company's principal capital requirements are those associated with opening new restaurants and remodeling and maintaining its existing restaurants and facilities. During 1997, total capital expenditures were approximately $15.6 million. Of the total capital expenditures, approximately $0.7 million were financed through capital leases. Capital expenditures during 1998 are expected to total approximately $14.0 million; however, the Company is not committed to spending this amount and could spend less if circumstances warrant.

    At December 31, 1997 and December 26, 1996, the Company had working capital deficits, exclusive of net assets held for sale, of $68.7 million and $60.8 million, respectively. The Company is able to operate with a substantial working capital deficiency because: (i) restaurant operations are conducted on a cash (and cash equivalent) basis with a low level of accounts receivable; (ii) rapid turnover allows a limited investment in inventories; and (iii) accounts payable for food, beverages, and supplies usually become due after the receipt of cash from related sales.

    The Company intends to continue to operate with working capital deficiencies and to rely upon internally generated funds and borrowings under the Credit Agreement to finance its daily restaurant operations.

IMPACT OF BANKRUPTCY PETITIONS ON FRANCHISING

    The operation of the Company's franchise system is subject to laws enacted by a number of states, and rules promulgated by the Federal Trade Commission. Among other things, such regulations require that each franchising entity annually renew its Uniform Franchise Offering Circular ("UFOC") which provides current information about the business. In addition, in the event that any information in the UFOC becomes misleading, inaccurate or incomplete during the year, the UFOC must be amended at that time to make appropriate disclosures. When this occurs, the franchising entity must cease its sale of new franchises until the UFOC has been updated to make the required disclosures. In some states, the updated UFOC must be reviewed and approved by a regulatory agency before the entity can resume franchise sales. Due to the involuntary Chapter 11 proceeding that was filed against Flagstar on June 17, 1997 (which was subsequently dismissed) and the subsequent filing of voluntary petitions with the Bankruptcy Court by FCI and Flagstar on July 11, 1997, management decided it would be appropriate for the Company's franchising subsidiaries (Carrows and Coco's) to update their offering circulars and to cease sales of new franchises until an updated UFOC had been prepared and approved by those states that regulate the sale of franchises. Carrows and Coco's obtained approval and began selling franchises again in all states in which they have significant operations in late July 1997.

    Due to the Bankruptcy Court's approval of the Plan by order entered on November 12, 1997, management decided that it would be appropriate for the Company's franchising subsidiaries again to update their offering circulars and to cease sales of new franchises until an updated UFOC had been prepared and approved by those states that regulate the sale of franchises. Carrows and Coco's obtained approval and began selling franchises again in all states in which they have significant operations in late November 1997.

IMPACT OF THE YEAR 2000 ISSUE

    The Year 2000 issue is the result of computer programs that were written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have date-sensitive software which uses two digits to define the applicable year may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations including, among other things, a temporary inability to process transactions or engage in normal business activities.

    Advantica has performed an assessment of the impact of the Year 2000 issue and determined that a significant portion of its software applications will need to be modified or replaced so that its computer systems will properly utilize dates beyond December 31, 1999. Advantica presently believes that with modifications to existing software and conversions to new software, the impact of the Year 2000 issue can be mitigated. However, if such modification or conversions are not made, or are not completed timely, the Year 2000 issue could have a material impact on the operations of the Company.

    For the most part, Advantica intends to replace existing systems to mitigate the impact of the Year 2000 issue and will utilize both external and internal resources to do so. In this regard, Advantica expects to spend approximately $20 million in both 1998 and 1999 to develop or purchase new software, the majority of which will be capitalized. Expenditures associated with the Year 2000 which will be expensed when incurred are expected to be immaterial in both years. The related amounts capitalized or expensed by the Company are expected to be immaterial in both years.

    During 1998, Advantica intends to communicate with its significant suppliers and franchisees to determine the extent to which it is vulnerable to those third parties' failure to remediate their own Year 2000 issue. Advantica's current estimate of costs associated with the Year 2000 issue excludes the potential impact of the Year 2000 issue on third parties. There can be no guarantee that the systems of other companies on which the Company's systems rely will be converted timely, or that a failure to convert by another company, or a conversion that is incompatible with the Company's systems, would not have a material adverse effect on the Company.

    The Company believes, based on available information, that it will be able to manage its Year 2000 transition without any material adverse effect on its business operations. However, the costs of the project and the ability of Advantica to complete it on a timely basis are based on management's best estimates, which were derived based on assumptions of future events including the availability of certain resources, third party modification plans and other factors. There can be no guarantee that these estimates will be achieved and actual results may differ materially from those plans. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and similar uncertainties.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    On January 28, 1997, the registrant had a market capitalization of $2.5 billion or less and accordingly, such disclosures are not required in this Annual Report on Form 10-K. Such disclosures will be included in filings that include financial statements for fiscal years ended after June 15, 1998.

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

DESCRIPTION OF INDEBTEDNESS

    The following summary of the principal terms of the current indebtedness of the Company does not purport to be complete and is qualified in its entirety by reference to the documents governing such indebtedness, including the definitions of certain terms therein, which have been filed as exhibits to this 1997 Annual Report on Form 10-K. Whenever particular provisions of such documents are referred to herein, such provisions are incorporated herein by reference and the statements are qualified in their entirety by such reference.

THE CREDIT AGREEMENT

    In connection with the acquisition of FRI-M by FRD, the Credit Agreement was entered into as of May 23, 1996 among FRD, as guarantor, FRI-M, as borrower (the "Borrower"), Bankers Trust Company, The Chase Manhattan Bank (formerly Chemical
Bank) and Citicorp USA, Inc., as Co-Syndication Agents (collectively, the "Co-Agents"), Credit Lyonnais New York Branch, as Administrative Agent and the other lenders party thereto (collectively, the "Banks"). The Credit Agreement provides for a $56 million Term Loan and a $35 million working capital facility (the "Revolving Credit Facility"), which is also available for letters of credit. Proceeds from the Term Loan were used by FRD for the acquisition of all of the outstanding shares of capital stock of FRI-M and its subsidiaries, and to pay the transactions costs associated therewith. Proceeds from the Revolving Credit Facility are to be used for working capital requirements and other general corporate purposes, which may include the making of intercompany loans to any of the Borrower's wholly-owned subsidiaries for their own working capital and other general corporate purposes. Letters of credit may be issued under the Revolving Credit Facility for the purpose of supporting (i) workers' compensation liabilities of the Borrower or any of its subsidiaries; (ii) the obligations of third party insurers of the Borrower or any of its subsidiaries; and (iii) certain other obligations of the Borrower and its subsidiaries.

    Principal installments of the Term Loan are payable quarterly as follows: $4 million per quarter for four consecutive quarters beginning February 28, 1997; $5 million for four consecutive quarters beginning February 28, 1998; $6 million on February 28, 1999; and $7 million for two consecutive quarters beginning May 31, 1999. All amounts owing under the Term Loan are required to be repaid on August 31, 1999. At December 31, 1997, the amount of the Term Loan outstanding was

$40.0 million. The commitment to make loans or issue letters of credit pursuant to the Revolving Credit Facility expires, and all amounts outstanding under the Revolving Credit Facility must be repaid, on August 31, 1999. All borrowings under the Credit Agreement accrue interest at a variable rate based on a base rate (as defined therein) or an adjusted Eurodollar rate (8.4375% at December 31, 1997).

    The Credit Agreement requires the Borrower to make mandatory prepayments in certain circumstances out of its Consolidated Excess Cash Flow (as defined therein), out of cash proceeds of certain asset sales, out of assets distributed to the Company, the Borrower or any of Borrower's direct or indirect subsidiaries (each, a "Loan Party") in connection with an employee benefit plan termination and out of net cash proceeds received by a Loan Party from certain other sources. Any mandatory partial prepayment of the Term Loan shall be applied to installments scheduled to be paid during the 12 months immediately following the date of such prepayment, with any excess being applied ratably to the scheduled installments of the Term Loan.

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

    The Credit Agreement also imposes on FRD, the Borrower and its subsidiaries certain financial tests and minimum ratios which, among other things, require that Borrower (a) shall not permit the ratio determined on the last day of each fiscal quarter for such quarter and, as applicable, the three preceding quarters ("Rolling Period") then ended of Consolidated Adjusted EBITDA (as defined therein) to Consolidated Interest Expense (as defined therein) to be less than levels increasing from 1.85:1.00 on December 31, 1997 to 2.10:1.00 on September 23, 1999 and each fiscal quarter end thereafter; (b) permit the ratio determined on the last day of each fiscal quarter for the Rolling Period then ended of Consolidated Total Debt (as defined therein) to Consolidated Adjusted EBITDA (as defined) to exceed a level varying from 4.35:1.00 on December 31, 1997 to 3.65:1.00 on September 23, 1999 and each fiscal quarter end thereafter; and (c) shall not permit Consolidated Adjusted EBITDA determined on the last day of each fiscal quarter for the Rolling Period then ended to be less than an amount increasing from $49.0 million for the four fiscal quarters ending December 31, 1997 to $49.5 million for the Rolling Period ending June 25, 1998 and each Rolling Period thereafter.

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

THE SENIOR NOTES

    In connection with the acquisition of FRI-M, FRD issued $156.9 million principal amount of 12 1/2% Senior Notes due 2004 (the "Senior Notes"). Interest on the Senior Notes accrues at the rate of 12 1/2% per annum and will be payable semi-annually in arrears on January 15 and July 15, commencing on July 15, 1996. They will mature on July 15, 2004. The Senior Notes are senior, unsecured, general obligations of the Company and rank senior in right of payment to all existing and future subordinated indebtedness of the Company and rank pari passu in right of payment with all existing and future unsubordinated indebtedness of the Company. The Senior Notes are effectively subordinated to secured indebtedness of the Company, including borrowings under the Credit Agreement, to the extent of the value of the Company's assets securing such indebtedness. Borrowings under the Credit Agreement are secured by substantially all of the Company's assets. The Company on a stand-alone basis does not currently have any outstanding senior indebtedness other than the Senior Notes and its guaranty of FRI-M's borrowings under the Credit Agreement. As of December 31, 1997, FRI-M had no outstanding borrowings under the Revolving Credit Facility; however, the amount of the Term Loan outstanding under the Credit Agreement was $40.0 million and letters of credit outstanding were $19.8 million. (The Senior Notes are structurally subordinated to all indebtedness of the Borrower (as defined above), including its indebtedness under the Credit Agreement.)

    The Senior Notes are not redeemable at the Company's option prior to May 23, 2001. Thereafter, the Senior Notes are subject to redemption at the option of the Company, in whole or in part, at the redemption prices (expressed as percentages of principal amount) set forth below, plus accrued and unpaid interest to the applicable redemption date, if redeemed during the 12-month period beginning on May 23 of the years indicated below:

YEAR                                                          PERCENTAGE
----                                                          ----------
2001........................................................    105.0%
2002........................................................    102.5%
2003 and thereafter.........................................    100.0%

    Notwithstanding the foregoing, at any time prior to May 23, 1999, the Company may also redeem up to $50 million aggregate principal amount of the Senior Notes, at the redemption prices (expressed as percentages of principal amount) set forth below, plus accrued and unpaid interest thereon to the applicable redemption date, with the Net Cash Proceeds (as defined) from one Initial Public Equity Offering (as defined) of the Company, if redeemed during the 12-month period ending on May 23 of the years indicated below; provided that at least $60 million in aggregate principal amount of the Senior Notes originally issued remain outstanding immediately after such redemption and provided, further, that such redemption occurs within 60 days of the date of receipt of such Net Cash Proceeds:

YEAR                                                          PERCENTAGE
----                                                          ----------
1997........................................................   110.00%
1998........................................................   108.75%
1999........................................................   107.50%

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

EXHIBIT NO.    DESCRIPTION
-----------    -----------
   *3.1        Certificate of Incorporation of FRD (incorporated by
               reference to Exhibit 3.1 to Registration Statements on Forms
               S-1 and S-4 dated as of September 6, 1996 (No. 333-07601) of
               FRD (the "FRD Form S-4")).
   *3.2        Bylaws of FRD (incorporated by reference to Exhibit 3.2 to the FRD Form S-4).
   *3.2.1      Amendment to the Bylaws of FRD, dated May 24, 1996
               (incorporated by reference to Exhibit 3.2.1. to the 1996
               Form 10-K of FRD, File No. 333-07601).
   *4.1        Indenture dated as of May 23, 1996 between FRD and the Bank of New York, as Trustee (the "Indenture") (incorporated by reference to Exhibit 4.1 to the FRD Form S-4).
   *4.1.1      Form of First Supplemental Indenture to the Indenture dated as of August 23, 1996 (incorporated by reference to Exhibit
               4.1.1 to the FRD Form S-4).
   *4.2        Stock Purchase Agreement dated as of March 1, 1996 by and
               among Flagstar, FCI, FRD, and FRI (incorporated by reference to Exhibit 4.2 to the FRD Form S-4).
   *4.3        Registration Rights Agreement dated as of May 23, 1996
               between FRD and FRI (the "Registration Rights Agreement")
               (incorporated by reference to Exhibit 4.3 to the FRD Form
               S-4).
   *4.3.1      First Amendment to Registration Rights Agreement, dated as of August 23, 1996 (incorporated by reference to Exhibit
               4.3.1 to the FRD Form S-4).

EXHIBIT NO.    DESCRIPTION
-----------    -----------
  *10.1        Credit Agreement dated as of May 23, 1996 by and among FRD, as Guarantor, FRI-M as Borrower, the Financial Institutions
               listed therein, as lenders, Bankers Trust Company, Chemical
               Bank and Citicorp USA, Inc., as co-syndication agents, and
               Credit Lyonnais New York Branch, as administrative agent
               (the "Credit Agreement") (incorporated by reference to
               Exhibit 10.1 to the FRD Form S-4).
  *10.1.1      First Amendment to the Credit Agreement, dated as of July 1,
               1996 (incorporated by reference to Exhibit 10.1.1 to FRD's quarterly report on Form 10-Q for the period ending
               September 26, 1996 (the "1996 Form 10-Q")).
  *10.1.2      Second Amendment to the Credit Agreement, dated November 19,
               1996 (incorporated by reference to Exhibit 4.24 to the 1996
               Form 10-K of FCI, File No. 0-18051).
  *10.1.3      Third Amendment to the Credit Agreement, dated March 7, 1997
               (incorporated by reference to Exhibit 4.2 to FCI's quarterly report on Form 10-Q for the period ending April 2, 1997).
  *10.1.4      Fourth Amendment to the Credit Agreement, dated July 9, 1997
               (incorporated by reference to Exhibit 4.1 to FCI's quarterly report on Form 10-Q for the period ended October 1, 1997).
  *10.2        Tax Sharing and Allocation Agreement dated as of May 23,
               1996 among FCI and the Company (incorporated by reference to
               Exhibit 10.2 to the FRD Form S-4).
  *10.3        Management Services Agreement dated as of May 24, 1996
               between FRD and Flagstar (incorporated by reference to
               Exhibit 10.3 to the FRD Form S-4).
  *10.4        Technical Assistance and License Agreement, dated as of
               April 14, 1995, between Coco's Restaurant, Inc. and Coco's
               Japan Co., Ltd (incorporated by reference to Exhibit 10.5 to the FRD Form S-4).
  *10.5        Advantica Restaurant Group Stock Option Plan, as adopted
               January 28, 1998 (incorporated by reference to Exhibit 10.48 to Amendment No. 1 to the Registration Statement on Form S-1
               (No. 333-45811) of Advantica (the "Advantica S-1")).
  *10.6        Advantica Restaurant Group Officer Stock Option Plan, as
               adopted January 28, 1998 (incorporated by reference to
               Exhibit 10.49 to the Advantica S-1).
   27          Financial Data Schedule (for SEC use only).
   99          Safe Harbor Under the Private Securities Litigation Reform
               Act of 1995.

---------------

* Certain of the exhibits to this Annual Report on Form 10-K, indicated by an asterisk, are hereby incorporated by reference to other documents on file with the Commission with which they are physically filed, to be part hereof as of their respective dates.

(b) No reports on Form 8-K were filed during the quarter ended December 31, 1997.

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO
SECTION 12 OF THE ACT.

    No annual report or proxy material has been provided to the sole stockholder of FRD.

                              FRD ACQUISITION CO.

         INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

                                                              PAGE
                                                              ----
Independent Auditors' Report -- Deloitte & Touche LLP.......  F-2
Independent Auditors' Report -- KPMG Peat Marwick LLP.......  F-3
Statements of Consolidated Operations for the Year Ended
  December 31, 1997 and the Seven Months Ended December 26,
  1996, and Statements of Combined Operations for the Five
  Months Ended May 23, 1996 and the Year Ended December 31,
  1995......................................................  F-4
Consolidated Balance Sheets as of December 31, 1997 and
  December 26, 1996.........................................  F-5
Statements of Consolidated Cash Flows for the Year Ended
  December 31, 1997 and the Seven Months Ended December 26,
  1996 and Statements of Combined Cash Flows for the Five
  Months Ended May 23, 1996 and the Year Ended December 31,
  1995......................................................  F-6
Notes to Consolidated and Combined Financial Statements.....  F-7
Financial Statement Schedule: Condensed Financial
  Information of Registrant.................................  S-1

                          INDEPENDENT AUDITORS' REPORT

Board of Directors
FRD Acquisition Co.:

    We have audited the accompanying consolidated balance sheets of FRD Acquisition Co. and subsidiaries (the "Company") as of December 31, 1997 and December 26, 1996 and the related statements of consolidated operations and consolidated cash flows for the fiscal year ended December 31, 1997 and the seven months ended December 26, 1996. Our audits also included the financial statement schedule listed on page F-1. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedule based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    As discussed in Note 1 to the financial statements, on November 12, 1997, the Bankruptcy Court entered an order confirming the plan of reorganization of the Company's parent, Advantica Restaurant Group, Inc. (formerly Flagstar Companies, Inc.), which became effective after the close of business on January 7, 1998. As described in Note 2, the change in ownership of Advantica effected by the plan of reorganization requires that Advantica apply "fresh-start reporting" effective January 7, 1998, in accordance with AICPA Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code." Advantica intends to "push down" the impact of fresh start reporting to its operating subsidiaries, including the Company, which will result in assets, liabilities and a capital structure not comparable with prior periods.

    In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 1997 and December 26, 1996 and the results of its operations and its cash flows for the fiscal year ended December 31, 1997 and the seven months ended December 26, 1996 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP
Greenville, South Carolina
February 20, 1998

                          INDEPENDENT AUDITORS' REPORT

Board of Directors
FRD Acquisition Co.:

    We have audited the accompanying combined statements of operations and cash flows of FRD Acquisition Co. (FRD Predecessor) for the five months ended May 23, 1996 and the year ended December 31, 1995. These combined financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the combined financial statements based on our audits.

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

    In our opinion, the combined financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of FRD Acquisition Co. (FRD Predecessor) for the five months ended May 23, 1996 and the year ended December 31, 1995, in conformity with generally accepted accounting principles.

                                      KPMG PEAT MARWICK LLP

Orange County, California
July 25, 1996

                              FRD ACQUISITION CO.

  STATEMENTS OF CONSOLIDATED (SUCCESSOR) AND COMBINED (PREDECESSOR) OPERATIONS

                                                          FRD SUCCESSOR                FRD PREDECESSOR
                                                   ---------------------------   ---------------------------
                                                       YEAR       SEVEN MONTHS   FIVE MONTHS        YEAR
                                                      ENDED          ENDED          ENDED          ENDED
                                                   DECEMBER 31,   DECEMBER 26,     MAY 23,      DECEMBER 31,
                                                       1997           1996           1996           1995
                                                   ------------   ------------   ------------   ------------
(In thousands)
Net company sales................................    $487,593       $292,731       $194,464       $501,248
Franchise and foreign licensing revenue..........       4,900          2,313          1,479          4,371
                                                     --------       --------       --------       --------
Operating revenue................................     492,493        295,044        195,943        505,619
                                                     --------       --------       --------       --------
Operating expenses:
  Product cost...................................     133,733         83,519         54,370        143,206
  Payroll and benefits...........................     178,721        104,090         74,642        180,922
  Depreciation and amortization..................      29,556         18,506         12,371         28,447
  Management fees to Advantica...................       4,925          2,950             --             --
  Allocated costs from Advantica.................       2,500             21             --             --
  Other..........................................     115,972         74,011         52,078        121,019
                                                     --------       --------       --------       --------
                                                      465,407        283,097        193,461        473,594
                                                     --------       --------       --------       --------
Operating income.................................      27,086         11,947          2,482         32,025
                                                     --------       --------       --------       --------
Other charges (credits):
  Interest and debt expense, net.................      29,597         17,680          4,658         16,515
  Other, net.....................................       2,975             (4)        (5,437)         4,116
                                                     --------       --------       --------       --------
                                                       32,572         17,676           (779)        20,631
                                                     --------       --------       --------       --------
Income (loss) before reorganization items and
  taxes..........................................      (5,486)        (5,729)         3,261         11,394
Reorganization items.............................         528             --             --             --
                                                     --------       --------       --------       --------
Income (loss) before taxes.......................      (6,014)        (5,729)         3,261         11,394
Provision (benefit) for income taxes.............      (3,836)           460          2,160          6,670
                                                     --------       --------       --------       --------
Net income (loss)................................    $ (2,178)      $ (6,189)      $  1,101       $  4,724
                                                     ========       ========       ========       ========

          See notes to consolidated and combined financial statements

                              FRD ACQUISITION CO.

                          CONSOLIDATED BALANCE SHEETS


                                                           DECEMBER 31,       PRO FORMA       DECEMBER 26,
                                                               1997       DECEMBER 31, 1997       1996
                                                             --------         --------          --------
(In thousands)                                                               (UNAUDITED)
ASSETS
Current assets:
  Cash and cash equivalents..............................    $  9,051         $  9,051          $ 14,300
  Receivables............................................       4,473            4,333             5,988
  Receivable from Advantica..............................       1,870            1,870                --
  Merchandise and supply inventories.....................       3,758            3,608             5,039
  Net assets held for sale...............................          --               --             5,065
  Other..................................................       9,320            9,320             4,468
                                                             --------         --------          --------
                                                               28,472           28,182            34,860
                                                             --------         --------          --------
Property and equipment...................................     151,675          144,879           149,587
Accumulated depreciation.................................     (34,346)              --           (14,611)
                                                             --------         --------          --------
                                                              117,329          144,879           134,976
                                                             --------         --------          --------
Other assets:
  Goodwill, net..........................................     186,613               --           205,389
  Other intangibles, net.................................       7,275           41,191             7,895
  Deferred taxes.........................................      25,487           13,965                --
  Other..................................................       6,352            7,244             4,926
  Reorganization value in excess of amounts allocable to
     identifiable assets, net............................          --          195,901                --
                                                             --------         --------          --------
                                                              225,727          258,301           218,210
                                                             --------         --------          --------
  Total assets...........................................    $371,528         $431,362          $388,046
                                                             ========         ========          ========

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
  Loans payable and current maturities of long-term
     debt................................................    $ 23,457         $ 23,457          $ 19,578
  Accounts payable.......................................      21,645           21,645            19,571
  Accrued salaries and vacation..........................      12,820           12,820            11,515
  Accrued insurance......................................       4,560            4,560             6,832
  Accrued interest.......................................       9,282            9,282             9,261
  Payable to Advantica...................................      10,182           10,182             2,950
  Other..................................................      15,184           21,498            20,889
                                                             --------         --------          --------
                                                               97,130          103,444            90,596
                                                             --------         --------          --------
Long-term liabilities:
  Debt, less current maturities..........................     195,652          208,988           218,497
  Liability for self-insured claims......................       9,397           12,097            10,142
  Other non-current liabilities..........................       2,716           13,628                --
                                                             --------         --------          --------
                                                              207,765          234,713           228,639
                                                             --------         --------          --------
                                                              304,895          338,157           319,235
                                                             --------         --------          --------
Stockholder's Equity:
  Common stock: par value $0.10; 1,000 shares authorized,
     issued and outstanding..............................          --               --                --
  Paid-in-capital........................................      75,000           93,205            75,000
  Deficit................................................      (8,367)              --            (6,189)
                                                             --------         --------          --------
  Total stockholder's equity.............................      66,633           93,205            68,811
                                                             --------         --------          --------
  Total liabilities and stockholder's equity.............    $371,528         $431,362          $388,046
                                                             ========         ========          ========

          See notes to consolidated and combined financial statements

                              FRD ACQUISITION CO.

  STATEMENTS OF CONSOLIDATED (SUCCESSOR) AND COMBINED (PREDECESSOR) CASH FLOWS

                                                           FRD SUCCESSOR               FRD PREDECESSOR
                                                    ---------------------------   --------------------------
                                                        YEAR       SEVEN MONTHS   FIVE MONTHS       YEAR
                                                       ENDED          ENDED          ENDED         ENDED
                                                    DECEMBER 31,   DECEMBER 26,     MAY 23,     DECEMBER 31,
                                                        1997           1996          1996           1995
(In thousands)                                      ------------   ------------   -----------   ------------
Cash Flows from Operating Activities:
  Net income (loss)...............................    $ (2,178)     $  (6,189)     $  1,101       $  4,724
  Adjustments to reconcile net income (loss) to
     cash flows from operating activities:
  Depreciation and amortization of property and
     intangibles..................................      29,556         18,506        12,371         28,447
  Amortization of deferred financing costs........       1,356            816            --          4,785
  (Gain) loss on disposition of assets............      (4,998)            --        (5,738)         2,269
  Deferred tax benefit............................      (4,183)            --            --             --
Decrease (increase) in assets:
  Receivables.....................................       1,115         (2,226)        1,676          1,975
  Merchandise and supply inventories..............       1,281            117            68             --
  Other current assets............................      (3,933)        (4,105)         (485)           775
  Other assets....................................      (2,144)          (989)        1,251         (2,888)
Increase (decrease) in liabilities:
  Accounts payable................................       2,074            610        (4,762)         4,386
  Accrued salaries and vacation...................       1,305             98            --            766
  Payable to Advantica............................       7,231          2,950            --             --
  Other accrued liabilities.......................      (7,015)        10,964        (2,290)        (2,364)
  Liability for self-insurance claims.............      (4,887)           624         2,133          2,998
  Other non-current liabilities...................       2,507             29            --             --
                                                      --------      ---------      --------       --------
Net cash flows from operating activities..........      17,087         21,205         5,325         45,873
                                                      --------      ---------      --------       --------
Cash Flows from Investing Activities:
  Purchase of property............................     (14,941)        (2,746)       (2,216)       (23,771)
  Proceeds from disposition of property...........      12,046             --        20,087          7,866
  Acquisition of business.........................          --       (128,056)           --             --
                                                      --------      ---------      --------       --------
Net cash flows provided by (used in) investing
  activities......................................      (2,895)      (130,802)       17,871        (15,905)
                                                      --------      ---------      --------       --------
Cash flows from Financing Activities:
  Principal debt payments, net....................     (19,439)        (2,948)      (81,755)        15,786
  Deferred financing costs........................          (2)        (5,143)           --             --
  Borrowing on credit facilities..................          --         56,000            --             --
  Equity contributions from Advantica.............          --         75,000            --             --
  Net intercompany and equity activity............          --             --        54,050        (44,477)
                                                      --------      ---------      --------       --------
Net cash flows provided by (used in) financing
  activities......................................     (19,441)       122,909       (27,705)       (28,691)
                                                      --------      ---------      --------       --------
Increase (decrease) in cash and cash
  equivalents.....................................      (5,249)        13,312        (4,509)         1,277
  Cash and cash equivalents at:
     Beginning of period..........................      14,300            988         5,497          4,220
                                                      --------      ---------      --------       --------
     End of period................................    $  9,051      $  14,300      $    988       $  5,497
                                                      ========      =========      ========       ========
Supplemental Cash Flow Information:
  Income taxes paid...............................    $  1,977      $      80
                                                      ========      =========
  Interest paid...................................    $ 27,606      $   7,219
                                                      ========      =========
  Non-cash financing activities:
     Capital lease obligations....................    $    694      $     101
                                                      ========      =========

          See notes to consolidated and combined financial statements

                              FRD ACQUISITION CO.

            NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

NOTE 1: ORGANIZATION AND BASIS OF PRESENTATION

    FRD Acquisition Co. ("FRD" or, together with its subsidiaries, "the Company") was incorporated in February 1996 as a wholly-owned subsidiary of Flagstar Corporation ("Flagstar"), a wholly-owned subsidiary of Flagstar Companies, Inc. ("FCI") (which changed its name to Advantica Restaurant Group, Inc. on January 7, 1998). On May 23, 1996, FRD consummated the acquisition of the Coco's and Carrows restaurant chains consisting of 347 company-owned units within the family dining segment. The acquisition price of $313.4 million (which was paid in exchange for all of the outstanding stock of FRI-M Corporation ("FRI-M"), the subsidiary of Family Restaurants, Inc. ("FRI"), which owns the Coco's and Carrows chains), was financed with $125.0 million in cash ($75.0 million of which was provided from Flagstar's cash balances and the remaining $50.0 million from bank term loans which totaled $56.0 million, with $6 million being used to pay transaction fees), the issuance of $156.9 million in senior notes of FRD to FRI (the "Senior Notes"), and the assumption of certain capital lease obligations of approximately $31.5 million. The acquisition has been accounted for using the purchase method of accounting. In accordance with the purchase method of accounting, the purchase price has been allocated to the underlying assets and liabilities of FRI-M based on their estimated respective fair values at the date of acquisition. The purchase price exceeded the fair value of the net assets acquired by approximately $195 million, as adjusted. The resulting goodwill is being amortized on a straight line basis over 40 years.

    At December 31, 1997, the Company owned 318 full-service restaurants located in nine states, with approximately 76% of its restaurants located in California. FRD restaurants primarily offer moderately-priced breakfast, lunch and dinner items. Additionally, as of December 31, 1997, the Company was the licensor of 298 restaurants primarily located in Japan and South Korea, and the franchisor of 31 restaurants in the United States.

    In the financial statements included herein, reference to "FRD Predecessor" refers to the period of ownership of FRI-M by FRI, giving effect to information about events occurring upon FRI's emergence from a Chapter 11 bankruptcy code reorganization through May 23, 1996. "FRD Successor" refers to the period of ownership of FRI-M by FRD subsequent to May 23, 1996.

    The FRD Predecessor Company's combined financial statements combine the financial position and operations of FRI-M, a wholly owned subsidiary of FRI, and certain subsidiaries including those restaurants that made up the Family Restaurant Division and including the FRD Commissary, a division of FRI. The Family Restaurant Division primarily represented the Coco's and Carrows restaurant concepts. The FRI-M combined financial statements exclude the financial position and operations of FRI-MRD Corporation, a wholly-owned subsidiary of the FRI-M Corporation which was not acquired by FRD.

    On January 7, 1998 (the "Effective Date"), FCI and Flagstar emerged from proceedings under Chapter 11 of Title 11 of the United States Code (the "Bankruptcy Code") pursuant to FCI and Flagstar's Amended Joint Plan of Reorganization dated as of November 7, 1997 (the "Plan") (as further described in Note 15). On the Effective Date, Flagstar merged with and into FCI, the surviving corporation, and FCI changed its name to Advantica Restaurant Group, Inc. ("Advantica"). The bankruptcy proceedings began when FCI, Flagstar and Flagstar Holdings, Inc. ("Holdings") filed voluntary petitions for relief under the Bankruptcy Code in the Bankruptcy Court for the District of South Carolina. Holdings filed its petition on June 27, 1997, and Flagstar and FCI both filed their petitions on July 11, 1997. FCI's operating subsidiaries, including the Company, did not file bankruptcy petitions and were not parties to the above mentioned Chapter 11 proceedings.

    As of the Effective Date of the Plan, Advantica will adopt fresh start reporting pursuant to the guidance provided by the American Institute of Certified Public Accountants (the "AICPA") in its Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7"). Fresh start reporting assumes that a new reporting entity has been created and requires assets and liabilities be adjusted to their fair values as of the Effective Date in conformity with the procedures specified by Accounting Principles Board Opinion No. 16, "Business Combinations" ("APB 16"). In conjunction with the revaluation of assets and liabilities, a reorganization value for the entity is determined which generally approximates the fair value of the entity before considering debt and approximates the amount a buyer would pay for the assets of the entity after reorganization. Under fresh start reporting, the reorganization value of the entity is allocated to the entity's assets. If any portion of the reorganization value cannot be attributed to specific tangible or identified intangible assets of the emerging entity, such amount is reported as "reorganization value in excess of amounts allocable to identifiable assets." Advantica intends to amortize such amount over a five-year amortization period. Advantica intends to "push down" the impact of fresh start reporting to its operating subsidiaries, including the Company. As a result, the

                              FRD ACQUISITION CO.

NOTE 1: ORGANIZATION AND BASIS OF PRESENTATION -- Continued
Company's financial statements issued subsequent to the Effective Date will not be comparable with those prepared before emergence, including the historical financial statements in this annual report.

    The following unaudited pro forma financial information shows the results of operations of the Company as though the reorganization and adoption of fresh start reporting discussed above had occurred as of December 27, 1996. These results reflect the amortization of the increase in intangible assets as a result of the application of fresh start reporting over the estimated useful lives of the related asset, including reorganization value in excess of amounts allocable to identifiable assets over a five-year period; trade names over a 40-year period; and franchise rights over estimated average remaining terms of 9 to 15 years. These results also reflect the impact on interest expense of the amortization of premium on long-term debt (See Unaudited Pro Forma Information in Note 2 for further information).

                                                              PRO FORMA
                                                             YEAR ENDED
                                                          DECEMBER 31, 1997
                                                          -----------------
                                                             (UNAUDITED)
(In millions)
Revenue.................................................       $492.5
Net loss................................................        (36.8)

    The pro forma financial information presented above does not purport to be indicative of either (i) the results of operations, had the reorganization and the adoption of fresh start reporting taken place on December 27, 1996, or (ii) future results of operations.

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Accounting policies and methods of their application that significantly affect the determination of financial position, cash flows and results of operations are as follows:

    Consolidated Financial Statements. Consolidated Financial Statements include the accounts of the Company and its subsidiaries. Certain prior year amounts have been reclassified to conform to the current year presentation.

    Fiscal Year. Effective December 27, 1996, the Company changed its fiscal year end from the last Thursday of the calendar year to the last Wednesday of the calendar year. Due to the timing of this change, the Company's 1997 fiscal year includes an extra six days in comparison to the prior fiscal year. The 1997 and 1995 fiscal years include 53 weeks of operations. The 1996 fiscal year includes 52 weeks. The five months ended May 23, 1996 include 21 weeks, while the seven months ended December 26, 1996 include 31 weeks.

    Financial Statement Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the amounts of revenues and expenses during the period reported. Actual results could differ from those estimates.

    Cash and Cash Equivalents. The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

    Inventories. Inventories consist primarily of food and liquor and are stated at the lower of cost (first-in, first-out) or market.

    Pre-Opening Costs. The Company capitalizes certain direct incremental costs incurred in conjunction with the opening of restaurants and amortizes such costs over a 12-month period beginning one month after the date of opening. (See discussion of New Accounting Standards below).

    Property and Depreciation. Owned property is stated at appraised value at acquisition date or cost and is depreciated on a straight-line basis over estimated useful lives (buildings principally over 20 to 30 years and furniture, fixtures and equipment over three to eight years). Prior to the acquisition date, owned property and equipment of FRD Predecessor was depreciated on a straight-line basis over estimated lives ranging from 25 to 35 years for buildings and 3 to 10 years for furniture, fixtures and equipment. Leasehold improvements are amortized on a straight-line basis over the shorter of

                              FRD ACQUISITION CO.

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- Continued estimated useful lives or the terms of related leases. Property under capitalized leases is amortized over the terms of the leases using the straight-line method.

    Goodwill. The excess of the purchase price over the fair value of the net assets acquired and certain trademarks are being amortized over their estimated useful life of 40 years on a straight-line basis. The Company assesses the recoverability of goodwill by projecting future net income, before the effect of amortization of intangibles, over the remaining amortization period of such assets. Accumulated amortization of the excess of the purchase price over the net assets acquired amounted to approximately $8.1 million at December 31, 1997 and $3.1 million at December 26, 1996.

    Other Intangible Assets. Other intangible assets consist of primarily franchise operating rights, which represent values assigned to the franchise and licensing agreements based on royalty income streams. Franchise operating rights as of December 31, 1997 and December 26, 1996 are being amortized on a straight-line basis over approximately 14 years, which is the estimated remaining useful life at the date of the acquisition (May 23, 1996). Prior to the acquisition date, franchise operating rights for FRD Predecessor were amortized on a straight line basis over 15 years. At December 31, 1997 and December 26, 1996, accumulated amortization of franchise operating rights totaled approximately $1.0 million and $0.4 million, respectively.

    Deferred Financing Costs. Costs related to the issuance of debt are deferred and amortized as a component of interest and debt expense using the interest method over the terms of the respective debt issues.

    Income Taxes. The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). The Company is included in the consolidated Federal and certain state income tax returns of Advantica. As a result of the tax sharing agreement with Advantica, the Advantica current Federal and the applicable state consolidated income tax liabilities are allocated to the Company based on their current Federal and state income tax liability as if they were filing separate Federal and state income tax returns.

    The accompanying predecessor combined financial statements for the periods prior to May 23, 1996 combine the accounts of certain subsidiaries and divisions and exclude some operations of the combined entities. Some combined entities have not been taxable entities, but all have been included in the consolidated income tax returns of the predecessor parent.

    See Note 9 for a further description of the accounting for income taxes.

    Self-Insurance Reserves. Through June 30, 1997, the Company was primarily self-insured, as was the FRD Predecessor, for workers' compensation and general liability risks which are supplemented by stop-loss type insurance policies. The FRD Predecessor reflected workers' compensation and general liability reserves at their estimated undiscounted amounts. In conjunction with the May 23, 1996 acquisition, the Company recorded its self-insurance liabilities for estimated incurred losses at their estimated present value as of May 23, 1996 based on expected loss payment patterns determined by independent actuaries. As of July 1, 1997, the Company changed to a guaranteed cost program to cover workers' compensation insurance. The total discounted self-insurance liabilities recorded at December 31, 1997 and December 26, 1996 were $13.6 million and $16.2 million, reflecting a 5% discount rate for 1997 and a 4% discount rate for 1996. The related undiscounted amount at such dates were $15.3 million and $18.3 million, respectively.

    Franchise and License Fees. Initial franchise and license fees are recognized when all of the material obligations have been performed and conditions have been satisfied, typically when operations have commenced. Continuing fees, based upon a percentage of net sales, are recorded as income on a monthly basis.

    Gains on Sales of Company-Owned Restaurants. Gains on the sales of Company-owned restaurants to franchisees are recognized in accordance with Statement of Financial Accounting Standards Statement No. 66, "Accounting for Sales of Real Estate." In this regard, gains on such sales are recognized when the cash proceeds from the sale exceed 20% of the sales price. During the year ended December 31, 1997, the Company recognized gains related to sales of Company-owned restaurants of approximately $5.2 million. Such gains are included as a reduction of other operating expenses in the accompanying Statement of Consolidated Operations. No gains on sales of Company-owned restaurants were included as a reduction of operating expenses for the years ended December 31, 1995 and 1996. Cash proceeds received from sales of Company-owned restaurants totaled $7.4 million for the year ended December 31, 1997. Deferred gains and the non-cash portion of proceeds related to such transactions are not significant.

                              FRD ACQUISITION CO.

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- Continued
    Advertising. Production costs for radio and television advertising are expensed as of the date the commercials are initially aired. Advertising expense totaled $16.3 million for the year ended December 31, 1997 and $9.9 million for the seven months ended December 26, 1996, $6.7 million for the five months ended May 23, 1996 and $16.3 million for the year ended December 31, 1995. Prepaid advertising included in the Consolidated Balance Sheets totaled $0.5 million and $0.1 million at December 31, 1997 and December 26, 1996, respectively.

    Cash Overdrafts. The Company has included in accounts payable on the accompanying balance sheets cash overdrafts totaling $7.6 million at December 31, 1997 and December 26, 1996.

    Foreign Currency Exposure. The Company is the licensor of Coco's restaurants in several foreign countries. Royalties due to the Company are paid in foreign currency based on sales attributable to such Coco's. The receivable balance at December 31, 1997 primarily represented ten months of Coco's Japan royalties expected to be received in March 1998. Because this royalty is paid annually, the Company has potential exposure that exchange rates may fluctuate causing an unfavorable impact on the receivable balance. At December 31, 1997 and December 26, 1996, the net royalty receivable amounted to $2.2 million and $2.8 million, respectively.

    Unaudited Pro Forma Information. In accordance with the principles of SOP 90-7, the reorganization will result in the application of fresh start reporting which results in the revaluation of assets and liabilities to estimated current fair value. The revaluation reflects adjustments for fresh start reporting, which include (i) the adjustment of property, net to estimated fair value, (ii) the write-off of unamortized goodwill, and establishment of estimated fair value of other intangible assets (primarily franchise rights and tradenames), (iii) the establishment of reorganization value in excess of amounts allocable to identifiable assets, (iv) the increase in value of debt to reflect estimated fair value, (v) the recognition of liabilities associated with severance and other exit costs, and the adjustments to self-insured claims and contingent liabilities reflecting a change in methodology, and (vi) the adjustment to reflect the new value of common shareholder's equity based on reorganization value, which was determined by estimating the fair value of the Company. The fair value of identifiable assets and liabilities has been determined based on certain valuations and other studies which are not yet completed. Because the current valuation is preliminary in nature, further adjustments may be required.

    New Accounting Standards. In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"), which establishes standards for reporting and display of comprehensive income and its components in the financial statements. SFAS 130 is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required. The Company is in the process of determining its preferred presentation format under the new standard. The adoption of SFAS 130 will have no impact on the Company's consolidated results of operations, financial position or cash flows and will be implemented by the Company in the fourth quarter of 1998.

    In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"), which establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. SFAS 131 is effective for financial statements for fiscal years beginning after December 15, 1997. Financial statement disclosures for prior periods are required to be restated. The Company is in the process of evaluating the disclosure requirements. The adoption of SFAS 131 will have no impact on the Company's consolidated results of operations, financial position or cash flows and will be implemented by the Company in the fourth quarter of 1998.

    In March 1998, the AIPCA issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"), which provides guidance on accounting for the costs of computer software developed or obtained for internal use. SOP 98-1 requires external and internal direct costs of developing or obtaining internal-use software to be capitalized as a long-lived asset and also requires training costs included in the purchase price of computer software and costs associated with research and development to be expensed as incurred. In addition, in the second quarter of 1998, the AICPA is expected to issue a statement of position which provides additional guidance on the financial reporting of start-up costs, requiring costs of start-up activities to be expensed as incurred.

                              FRD ACQUISITION CO.

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- Continued
    Both statements of position are effective for fiscal years beginning after December 15, 1997. In accordance with the adoption of fresh start reporting upon emergence from bankruptcy (See Note 1), the Company will adopt both statements of position as of January 7, 1998. The adoption of the statement of position relative to start-up costs at January 7, 1998 will result in the write-off of previously capitalized pre-opening costs totaling $0.1 million. Subsequent to the Effective Date, pre-opening costs will be expensed as incurred. The adoption of SOP 98-1 at January 7, 1998 will result in the write-off of previously capitalized direct costs of obtaining computer software associated with research and development totaling $0.4 million. Subsequent to the Effective Date, similar costs will be expensed as incurred.

NOTE 3: RECEIVABLES

    A summary of receivables follows (in thousands):

                                                           1997      1996
                                                          ------    ------
Trade, principally credit cards.........................  $  801    $1,521
License and franchise fees and related receivables,
  net...................................................   2,351     2,840
Receivable from distributors............................      --       709
Other...................................................   1,321       918
                                                          ------    ------
                                                          $4,473    $5,988
                                                          ======    ======

NOTE 4: OTHER CURRENT ASSETS

    A summary of other current assets follows (in thousands):

                                                           1997      1996
                                                          ------    ------
Prepaid rent............................................  $1,889    $2,006
Prepaid other...........................................   3,207     2,462
Note receivable.........................................     188        --
Amount in escrow from sale of units.....................   4,036        --
                                                          ------    ------
                                                          $9,320    $4,468
                                                          ======    ======

NOTE 5: NET ASSETS HELD FOR SALE

    Net Assets Held for Sale at December 26, 1996 represent one restaurant unit and the White Road Facility in California, which includes the FRD Commissary. The assets are recorded at their estimated fair value less costs to sell. These assets were sold during 1997. Because the assets were recorded at estimated fair values in accordance with purchase accounting at the time of the acquisition, no gain or loss was recorded relative to the transactions.

NOTE 6: PROPERTY AND EQUIPMENT

    A summary of property and equipment follows (in thousands):

                                                          1997       1996
                                                        --------   --------
Land..................................................  $  2,383   $  2,383
Buildings and improvements............................    96,731     91,251
Furniture, fixtures and equipment.....................    48,041     55,121
Projects under construction...........................     4,520        832
                                                        --------   --------
                                                         151,675    149,587
Less accumulated depreciation and amortization........   (34,346)   (14,611)
                                                        --------   --------
                                                        $117,329   $134,976
                                                        ========   ========

    Property under capitalized leases in the amount of $31.9 million and $31.2 million at December 31, 1997 and December 26, 1996, respectively, is included in buildings and improvements. Accumulated amortization of property under

                              FRD ACQUISITION CO.

NOTE 6: PROPERTY AND EQUIPMENT -- Continued capital leases amounted to $9.0 million and $3.6 million at December 31, 1997 and December 26, 1996, respectively. Capital leases primarily relate to the building on certain restaurants properties. The land portions of these leases are accounted for as operating leases.

    A majority of the capitalized and operating leases have original terms of 25 years, and substantially all of these leases expire in the year 2005 or later. Most leases have renewal options. The leases generally provide for payment of minimum annual rent, real estate taxes, insurance and maintenance and, in most cases, contingent rent, calculated as a percentage of sales, in excess of minimum rent. The total amount of contingent rent under capitalized leases for the year ended December 31, 1997, the seven months ended December 26, 1996, the five months ended May 23, 1996 and the year ended December 31, 1995 was $2.3 million, $1.7 million, $0.8 million and $3.1 million, respectively. Total rental expense for all operating leases comprised the following (in thousands):

                                                        YEAR       SEVEN MONTHS   FIVE MONTHS       YEAR
                                                       ENDED          ENDED          ENDED         ENDED
                                                    DECEMBER 31,   DECEMBER 26,     MAY 23,     DECEMBER 31,
                                                        1997           1996          1996           1995
                                                    ------------   ------------   -----------   ------------
Minimum rent......................................    $23,536        $ 9,801        $6,530        $13,911
Contingent rent...................................      3,975          2,800         1,386          2,245
Sublease rent.....................................        (93)          (150)          (29)          (321)
                                                      -------        -------        ------        -------
                                                      $27,418        $12,451        $7,887        $15,835
                                                      =======        =======        ======        =======

    At December 31, 1997, the present value of capitalized lease obligations and the future minimum lease payments on noncancelable operating leases were (in thousands):

                                                      CAPITAL LEASES
                                             --------------------------------
                                             MINIMUM LEASE   MINIMUM SUBLEASE   OPERATING   MINIMUM SUBLEASE
DUE IN:                                        PAYMENTS          RECEIPTS        LEASES         RECEIPTS
-------                                      -------------   ----------------   ---------   ----------------
1998.......................................     $ 5,994           $  630        $ 16,329         $  854
1999.......................................       5,557              577          15,734            824
2000.......................................       4,862              574          14,928            767
2001.......................................       4,286              459          13,845            659
2002.......................................       3,610              285          12,312            583
Thereafter.................................       6,989              644          80,679          3,703
                                                -------           ------        --------         ------
          Total minimum lease payments.....      31,298           $3,169        $153,827         $7,390
                                                                  ======        ========         ======
Less imputed interest......................       9,086
                                                -------
          Present value of minimum lease
            payments.......................     $22,212
                                                =======

    Payments for certain FRD operating leases are being made by FRI in accordance with the provisions of the Stock Purchase Agreement. As such, these payments have been excluded from the amount of minimum lease payments and minimum sublease receipts reported above.

NOTE 7: OTHER ASSETS

    A summary of other assets follows (in thousands):

                                                        1997       1996
                                                       -------    -------
Debt issuance costs, net.............................  $ 3,014    $ 4,327
Other................................................    3,338        599
                                                       -------    -------
                                                       $ 6,352    $ 4,926
                                                       =======    =======

                              FRD ACQUISITION CO.

NOTE 8: DEBT

    Long-term debt, including capitalized lease obligations, is comprised of the following (in thousands):

                                                       1997        1996
                                                     --------    --------
12 1/2% Senior Notes due July 15, 2004, interest
  payable semi-annually............................  $156,897    $156,897
Term Loan, principal payable quarterly.............    40,000      56,000
Capitalized lease obligations......................    22,212      25,034
Other..............................................        --         144
                                                     --------    --------
Total..............................................   219,109     238,075
Less current maturities............................   (23,457)    (19,578)
                                                     --------    --------
                                                     $195,652    $218,497
                                                     ========    ========

    In connection with the acquisition of FRI-M, the Company entered into a credit agreement (the "Credit Agreement") on May 23, 1996 which provides for a $56.0 million term loan (the "Term Loan") and a $35.0 million revolving credit facility (the "Revolving Credit Facility"), which is also available for letters of credit. At December 31, 1997, the amount of the Term Loan outstanding was $40.0 million and the Company had no outstanding working capital borrowings; however, letters of credit outstanding were $19.8 million. Principal installments of the term loan are payable quarterly as follows: $4 million per quarter for four consecutive quarters beginning February 28, 1997; $5 million for four consecutive quarters beginning February 28, 1998; $6 million on February 28, 1999; and $7 million for two consecutive quarters beginning May 31, 1999. The Revolving Credit Facility expires, and all amounts outstanding under the facility must be repaid, on August 31, 1999. All borrowings under the Credit Agreement accrue interest at a variable rate based on a base rate or an adjusted Eurodollar rate (8.4375% at December 31, 1997) and are secured by the issued and outstanding stock, as well as substantially all the assets, of FRD and its subsidiary.

    The Credit Agreement and indenture under which the Senior Notes have been issued contain a number of restrictive covenants which, among other things, limit (subject to certain exceptions) FRD and its subsidiaries with respect to incurrence of debt, existence of liens, investments and joint ventures, the declaration or payment of dividends, the making of guarantees and other contingent obligations, mergers, the sale of assets, capital expenditures and material changes in their business. In addition, the Credit Agreement contains certain financial covenants including provisions for the maintenance of a minimum level of interest coverage (as defined), limitations on ratios of indebtedness (as defined) to earnings before interest, taxes, depreciation and amortization (EBITDA), maintenance of a minimum level of EBITDA and limitations on annual capital expenditures.

    The Company was in compliance with the terms of the Credit Agreement at December 31, 1997. Under the most restrictive provision of the Credit Agreement (the ratio of indebtedness to EBITDA), at December 31, 1997, the Company could incur approximately $4.7 million of additional indebtedness.

    Aggregate annual maturities during the next five years and thereafter of long-term debt are as follows (in thousands):

1998........................................................  $ 23,457
1999........................................................    23,431
2000........................................................     3,136
2001........................................................     2,934
2002........................................................     2,527
Thereafter..................................................   163,624
                                                              --------
                                                              $219,109
                                                              ========

    The estimated fair value of the Company's long-term debt (excluding capital lease obligations of $22.2 million) is $210.2 million at December 31, 1997. Such amount is based on market quotations.

                              FRD ACQUISITION CO.

NOTE 9: INCOME TAXES

    A summary of the provision for (benefit from) income taxes for the year ended December 31, 1997 and the seven months ended December 26, 1996 is as follows (in thousands):

                                                             SEVEN MONTHS
                                         YEAR ENDED              ENDED
                                     DECEMBER 31, 1997     DECEMBER 26, 1996
                                     ------------------    -----------------
Current:
  Federal..........................       $  (140)               $199
  State, foreign and other.........           487                 261
                                          -------                ----
                                              347                 460
                                          -------                ----
Deferred:
  Federal..........................        (4,144)                 --
  State, foreign and other.........           (39)                 --
                                          -------                ----
                                           (4,183)                 --
                                          -------                ----
          Total provision for
            (benefit from) income
            taxes..................       $(3,836)               $460
                                          =======                ====

    The pro forma provision for income taxes in the combined financial statements for the five months ended May 23, 1996 and the year ended December 31, 1995 are equal to 40% of income before taxes, excluding the amortization of certain intangible assets.

    Subsequent to May 23, 1996, the Company joined with Advantica in the filing of consolidated federal and certain consolidated state income tax returns. The Company is a party to a tax-sharing agreement with Advantica that provides for the Company to pay to Advantica the amount of the current income tax liability the Company would have had if the Company had filed separate federal and state income tax returns.

    The following represents the approximate tax effect of each significant type of temporary difference and carryforward giving rise to deferred income tax assets or liabilities as of December 31, 1997 and December 26, 1996:

                                             DECEMBER 31,    DECEMBER 26,
                                                 1997            1996
                                             ------------    ------------
(In thousands)
Deferred tax assets:
  Self-insurance reserves..................    $  5,248        $ 6,679
  Amortization of intangible assets........       4,974          5,636
  Capitalized leases.......................          --          1,445
  Other accruals and reserves..............       4,108          4,368
  General business credit carryforwards....       4,302             --
  Capital loss carryforwards...............      10,280             --
  Net operating loss carryforwards.........      15,010             --
  Alternative minimum tax credit
     carryforwards.........................          56            100
Less: valuation allowance..................     (14,800)        (8,665)
                                               --------        -------
Total deferred tax assets..................      29,178          9,563
                                               --------        -------
Deferred tax liabilities:
  Depreciation of fixed assets.............       3,498          9,563
  Intangible assets........................         193             --
                                               --------        -------
Total deferred tax liabilities.............       3,691          9,563
                                               --------        -------
Total deferred income tax assets...........    $ 25,487        $    --
                                               ========        =======

    While there can be no assurance that the Company will generate any earnings or any specific level of earnings in future years, management believes it is more likely than not that the Company will realize the majority of the benefit of the existing net deferred tax assets at December 31, 1997 based on the Company's current, historical and future pretax earnings.

                              FRD ACQUISITION CO.

NOTE 9: INCOME TAXES -- Continued
Deferred tax assets result from the recognition of certain net operating loss carryforwards and other deferred tax assets resulting from the acquisition of FRI-M. The recognition of these acquired deferred tax assets has been reflected in the excess of the purchase price over the fair value of the net assets acquired (See Note 1).

    The difference between the statutory federal income tax rate and the effective tax rate for the year ended December 31, 1997 and the seven months ended December 26, 1996 is as follows:

                                                               YEAR ENDED    SEVEN MONTHS ENDED
                                                              DECEMBER 31,      DECEMBER 26,
                                                                  1997              1996
                                                              ------------   ------------------
Statutory rate..............................................       35%               35%
Difference:
  State, foreign and other taxes, net of federal income tax
     benefit................................................       (7)               (3)
  Amortization of goodwill..................................      (33)              (21)
  FICA tip credits..........................................       72                --
  Non-deductible wages related to the FICA tip credits......      (25)               --
  Decrease (increase) in the valuation allowance............       19               (19)
  Other.....................................................        3                --
                                                                  ---               ---
Effective tax rate..........................................       64%               (8)%
                                                                  ===               ===

    At December 31, 1997 the Company has available, for purposes of its tax sharing agreement with Advantica, alternative minimum tax ("AMT") credits of approximately $56,000. Such AMT credits may be carried forward indefinitely. The Company also has regular and alternative minimum tax net operating loss carryovers of approximately $38 million and $6 million, respectively. In addition, the Company has capital loss carryovers of approximately $26 million and FICA tip credit carryovers of approximately $4 million. The FICA tip credit carryovers expire in 2011 and 2012.

    In connection with the purchase of FRI-M in 1996, the Company acquired certain income tax attributes which may be used to offset only the separate taxable income of FRI-M and its subsidiaries. Approximately $35 million of regular net operating loss carryforwards and $30 million of regular and AMT capital loss carryforwards were acquired in the purchase of FRI-M. Due to FRI-M's ownership changes in January 1994 and again in May 1996, FRI-M's ability to utilize these loss carryforwards, which arose prior to the ownership changes, is limited. Approximately $2 million of the acquired regular net operating loss carryforwards were utilized to offset 1996 post-acquisition taxable income. The annual limitation for the utilization of approximately $22 million of the acquired net operating loss carryforwards which were generated after January 1994 is approximately $4 million. The remaining $11 million of the Company's net operating loss carryforwards which were generated prior to January 1994 can be utilized only to offset any pre-January 1994 built-in-gains which are recognized in certain future periods. These net operating loss carryforwards expire principally in 2006 through 2010. FRI-M's capital loss carryforward of $26 million can be utilized only to offset capital gains generated by the Company or its subsidiaries. The Company's capital loss carryforwards are also subject to the same $4 million annual limitation as the net operating losses generated after January 1994. In 1997, the Company recognized approximately $4 million of capital gains which were utilized to offset some of the capital loss carryover. The remaining capital loss carryforward of approximately $26 million will expire in 2000.

NOTE 10: EMPLOYEE BENEFIT PLANS

    In connection with the acquisition, certain employees of the Company became eligible to participate in incentive compensation plans sponsored by Advantica which provide for awards to management employees based on meeting or exceeding certain performance targets as defined by such plans. Total expense for these plans included in the Statement of Consolidated Operations was $3.4 million for the year ended December 31, 1997 and $2.6 million for the seven months ended December 26, 1996.

    Certain Company employees became eligible to participate in Advantica's 401(k) defined contribution plan on April 1, 1997, whereby eligible employees can elect to contribute from 1% - 15% of their compensation to the plan. The Company makes matching contributions, with certain limitations. The amount charged to income under this plan was approximately $18,000 for the year ended December 31, 1997.

                              FRD ACQUISITION CO.

NOTE 10: EMPLOYEE BENEFIT PLANS -- Continued
    FRI maintained several incentive compensation and related plans for executives and key operating personnel, including restaurant and field management of its subsidiaries, including FRD Predecessor. Total expenses for these plans included in the Statement of Combined Operations were $2.5 million for the five months ended May 23, 1996 and $2.2 million for the year ended December 31, 1995.

    FRD Predecessor participated in savings and investment plans sponsored by FRI. Substantially all of FRD Predecessor's salaried employees were eligible to participate in the plans. Total expenses under such plans included in the statements of combined operations were $12,400 for the five months ended May 23, 1996 and $159,000 for the year ended December 31, 1995.

    Effective with the acquisition, FRI-M employees may no longer participate in FRI benefit plans.

    During 1996, certain employees of FRD were granted stock options under FCI's 1989 Stock Option Plan (the "1989 Plan") which is described below. Advantica and FRD have adopted the disclosure-only provisions of Financial Accounting Standards Board Statement 123, "Accounting for Stock Based Compensation" ("SFAS 123"), while continuing to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related Interpretations in accounting for their stock-based compensation plans. Under APB 25, because the exercise price of the Company's employee stock options equals or exceeds the market price of the underlying stock on the date of grant, no compensation expense is recognized.

    The 1989 Plan permits a Committee of the Board of Directors to grant options to key employees of Advantica and its subsidiaries to purchase shares of Old Common Stock (as defined in Note 15) at a stated price established by the Committee. Such options are exercisable at such time or times either in whole or part, as determined by the Committee. The 1989 Plan authorizes grants of up to
6.5 million common shares. The exercise price of each option equals or exceeds the market price of Old Common Stock on the date of grant. Options granted to officer level employees vest at a rate of 20% per annum beginning on the first anniversary date of the grant. Options granted to non-officer level employees prior to August 13, 1996 vest at a rate of 25% per annum. Those granted on August 13, 1996 or subsequent thereto vest at a rate of 20% per annum. If not exercised, all options expire ten years from the date of grant.

    On December 13, 1996, the outstanding $6.00 options of certain officers and senior staff, representing approximately 307,400 outstanding options, were repriced to $1.25 per share, the closing price of the Old Common Stock on December 12, 1996. The repricing did not impact the option vesting schedules.

    During January 1997, a total of 291,000 options relative to the 1989 Plan were issued. Options forfeited during the year totaled approximately 1,070,000. No options were exercised during the year. On the Effective Date of FCI's emergence from bankruptcy, pursuant to the Plan, FCI's Old Common Stock was canceled, extinguished and retired. As a result, all stock options outstanding as of that date, including those under the 1989 Plan, were effectively canceled. Due to the insignificant quantity of options issued during 1997 and the fact that all options were issued at an exercise price which exceeded the market price of the Old Common Stock upon issuance and through January 7, 1998, the date upon which all outstanding options were effectively canceled, the effect on the accompanying Statement of Consolidated Operations for the year ended December 31, 1997 of the compensation expense calculated under SFAS 123 related to such issuance is not material and, accordingly, is not presented.

    Pro forma information regarding net income is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement. FRD is a wholly owned subsidiary of Advantica and accordingly, per share date is not meaningful and has not been provided. The fair value of the options granted in 1996 was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: divided yield of 0.0%; expected volatility of 0.438; risk-free interest rate of 5.7%; and a weighted average expected life of the options of 8.9 years.

    For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. Such pro forma disclosures are not presented because the impact on the Company's net income for the year ended December 31, 1997 and the seven months ended December 26, 1996 would have been immaterial if the options granted during that period had been accounted for in accordance with SFAS 123.

                              FRD ACQUISITION CO.

NOTE 10: EMPLOYEE BENEFIT PLANS -- Continued
    A summary of the 1989 Plan as it relates to options granted to FRD employees as of December 26, 1996 and changes during the seven months ended December 26, 1996 is presented below. This summary and the following summary of information about stock options outstanding are not updated for 1997 activity as discussed above, based on the insignificance of such activity and the cancellation of all stock option plans relative to the Old Common Stock effective January 7, 1998.

                                                                 OPTIONS       WEIGHTED-AVERAGE
                                                              (IN THOUSANDS)    EXERCISE PRICE
                                                              --------------   ----------------
Outstanding at May 24, 1996.................................    $  60,000           $6.00
Granted:
  Exercise price equals market price........................       35,400            2.75
  Exercise price exceeds market price.......................      557,800            3.38
Exercised
Forfeited/Expired...........................................     (334,800)           5.66
                                                                ---------           -----
Outstanding at December 26, 1996............................    $ 318,400           $1.41
                                                                =========           =====
Options exercisable December 26, 1996.......................    $  12,000           $1.25
                                                                =========           =====
Weighted-average fair value of options granted during the
  year:
  Exercise price equals market price........................    $    1.76
  Exercise price exceeds market price.......................    $    1.06

    Options outstanding at May 24, 1996 represent options granted to former Flagstar employees who are now FRD employees.

    Pursuant to the Plan, and shortly after its effective date, Advantica adopted The Advantica Restaurant Group Stock Option Plan (the "Non-Officer Plan") and The Advantica Restaurant Group Officer Stock Option Plan (the "Officer Plan" and, together with the Non-Officer Plan, the "New Stock Option Plans"). The New Stock Option Plans are designed to facilitate awarding stock options as incentives to employees and consultants of Advantica.

    The New Stock Option Plans shall be administered by the Compensation and Incentives Committee of the Advantica Board, who shall have sole discretion to determine the exercise price, term and vesting schedule of options awarded under such plans. A total of 4,888,888 shares of Advantica Common Stock are authorized to be issued under these plans.

    Under the terms of the plans, optionees who terminate for any reason other than cause or death will be allowed 60 days after the termination date to exercise "vested" options. "Vested" options are exercisable for one year when termination is by a reason other than voluntary termination or for cause. If termination is for cause, no option shall be exercisable after the termination date.

    In addition to the New Stock Option Plans, Advantica has adopted The Advantica Restaurant Group Director Stock Option Plan (the "Director Plan"), the terms of which are substantially similar to the terms of the New Stock Option Plans. A total of 200,000 shares of Advantica Common Stock are authorized to be issued under the Director Plan. Both the Director Plan and the Officer Plan are contingent upon receiving shareholder approval at Advantica's 1998 annual shareholders' meeting.

NOTE 11: REORGANIZATION ITEMS

    Reorganization items include professional fees and other expenditures incurred by the Company as a result of the Advantica bankruptcy and the planned "push down" of fresh start reporting from Advantica.

NOTE 12: COMMITMENTS AND CONTINGENCIES

    The Company is involved in various litigation matters incidental to their business. The Company does not believe that any of the claims or actions filed against it will have a material adverse effect upon the consolidated financial position and results of operations of the Company.

    On February 22, 1996, Advantica entered into an agreement with IBM Global Services ("IBM") (formerly Integrated Systems Solutions Corporation). The agreement provides for IBM to manage and operate Advantica's information systems,

                              FRD ACQUISITION CO.

NOTE 12: COMMITMENTS AND CONTINGENCIES -- Continued as well as develop and implement new systems and applications to enhance information technology. Under the agreement, IBM has full oversight responsibility for the data center operations, applications development and maintenance, voice and data networking, help desk operations and point-of-sale technology. In connection with the acquisition of FRI-M, an addendum to the IBM contract, effective January 2, 1997, was signed for the general purpose of incorporating FRD into the original agreement. In accordance with the addendum, the Company is required to pay IBM approximately $54.6 million over ten years.

NOTE 13: SHAREHOLDER'S EQUITY

                                                                                              TOTAL
                                                                 TOTAL                    SHAREHOLDER'S
                                                              OTHER EQUITY    DEFICIT    EQUITY (DEFICIT)
                                                              ------------    -------    ----------------
(In thousands)
Balance May 24, 1996........................................    $    --       $    --        $    --
Activity:
  Capital contribution......................................     75,000                       75,000
  Net loss..................................................         --        (6,189)        (6,189)
                                                                -------       -------        -------
Balance December 26, 1996...................................     75,000        (6,189)        68,811
                                                                -------       -------        -------
Activity:
  Net loss..................................................         --        (2,178)        (2,178)
                                                                -------       -------        -------
Balance December 31, 1997...................................    $75,000       $(8,367)       $66,633
                                                                =======       =======        =======

    See Note 14 Related Party Transactions for a summary of the combined equity activity for the five months ended May 23, 1996 and the year ended December 31, 1995.

NOTE 14: RELATED PARTY TRANSACTIONS

    During the third and fourth quarter of 1997, the Company sold two of its operating units to Denny's Inc., another wholly-owned subsidiary of Advantica. Gross proceeds on the sales amounted to $0.8 million with gains of $0.6 million included in operating income for the year ended December 31, 1997.

    Certain administrative functions are provided for the Company by Advantica. Beginning in 1997, the Company is allocated a portion of these expenses based upon services received. These allocations, which are in addition to fees equal to one percent of revenues payable to Advantica under the management service agreement, are included in operating expenses and totaled $2.5 million for the year ended December 31, 1997. Payment of the fees to Advantica cannot occur unless certain financial targets are met as described in the Company's senior note indenture and in the FRI-M Credit Agreement. Because the Company has not met the financial targets, no payment has been made relative to these allocations and the related amounts are included in the payable to Advantica in the Consolidated Balance Sheets. Advantica's method of allocating these expenses is not the only reasonable method and other reasonable methods of allocation might produce different results. Prior to acquisition of FRI-M by FRD, FRI provided certain financial, administrative, legal and staff functions and services to FRI-M, which were allocated based on the number of open and operating units. Management considered this method to be reasonable. The management fee for these services was $1.6 million for the five months ended May 23, 1996.

    Interest expense associated with the FRI-M Credit Facility was allocated to the FRI subsidiaries, including FRI-M, during the five months ended May 23, 1996 and the year ended December 31, 1995 based on current liabilities outstanding.

    Prior to the acquisition, FRI-M deposited cash in excess of its operating requirements with FRI, and FRI advanced funds to FRI-M to finance expansion of its restaurant business. These deposits and advances were made on an interest-free basis.

    Prior to the acquisition, FRI-M was charged premiums by FRI for certain insurance coverage provided under FRI insurance plans (employee group medical and life, workers' compensation, general liability and property insurance). During the five months ended May 23, 1996 and the year ended December 31, 1995 such premium charges amounted to $7.1 million and $12.7 million, respectively.

                              FRD ACQUISITION CO.

NOTE 14: RELATED PARTY TRANSACTIONS -- Continued
    A summary of the combined equity activity for the five months ended May 23, 1996 and the year ended December 31, 1995 follows. FRI Predecessor information is not presented as it is not considered relevant.

                                                              FIVE MONTHS ENDED      YEAR ENDED
                                                                MAY 23, 1996      DECEMBER 31, 1995
                                                              -----------------   -----------------
(In thousands)
Net combined equity, beginning of period....................      $152,601            $192,354
Allocation of management expenses...........................         1,630               2,634
Pro forma income tax provision..............................         2,160               6,670
Repayments (borrowings) on revolving credit facility........        79,815             (15,786)
Self-insurance premium charges..............................         7,089              12,730
Change in intercompany......................................       (37,745)            (50,725)
Net income..................................................         1,101               4,724
                                                                  --------            --------
Net combined equity, end of period..........................      $206,651            $152,601
                                                                  ========            ========

NOTE 15: SUBSEQUENT EVENTS -- FCI FINANCIAL RESTRUCTURING

    On January 7, 1998, FCI and Flagstar emerged from proceedings under Chapter 11 of Title 11 of the United States Code (the "Bankruptcy Code") pursuant to FCI and Flagstar's Plan dated as of November 7, 1997. FCI's operating subsidiaries, including the Company, did not file bankruptcy petitions and were not parties to the above mentioned Chapter 11 proceedings.

    Material features of the Plan as it became effective as of January 7, 1998, are as follows:

    (a) On the Effective Date, Flagstar merged with and into FCI, the surviving corporation, and FCI changed its name to Advantica Restaurant Group, Inc.;

    (b) The following securities of FCI and Flagstar were canceled, extinguished and retired as of the Effective Date: (i) Flagstar's 10 7/8% Senior Notes due 2002 and 10 3/4% Senior Notes due 2001 (collectively with the 10 7/8% Senior Notes due 2002, the "Old Senior Notes"), (ii) Flagstar's 11.25% Senior Subordinated Debentures due 2004 and 11 3/8% Senior Subordinated Debentures due 2003 (collectively with the 11.25% Senior Subordinated Debentures due 2004 the "Senior Subordinated Debentures"), (iii) Flagstar's 10% Convertible Junior Subordinated Debentures due 2014 (the "10% Convertible Debentures"), (iv) FCI's $2.25 Series A Cumulative Convertible Exchangeable Preferred Stock and (v) FCI's $.50 par value common stock (the "Old Common Stock");

    (c) Advantica had 100 million authorized shares of Common Stock (of which 40 million were deemed issued and outstanding on the Effective Date pursuant to the Plan subject to completion of the exchange of securities as contemplated by such plan) and 25 million authorized shares of preferred stock (none of which are currently outstanding). Pursuant to the Plan of Reorganization, ten percent of the number of shares of Common Stock issued and outstanding on the Effective Date, on a fully diluted basis, is reserved for issuance under a new management stock option program. Additionally, 4 million shares of Common Stock are reserved for issuance upon the exercise of new warrants expiring January 7, 2005 that were deemed issued and outstanding on the Effective Date and entitle the holders thereof to purchase in the aggregate 4 million shares of Common Stock at an exercise price of $14.60 per share (the "Warrants");

    (d) Each holder of the Old Senior Notes received such holder's pro rata portion of 100% of Advantica's 11 1/4% Senior Notes due 2007 (the "New Senior Notes") in exchange for 100% of the principal amount of such holders' Old Senior Notes and accrued interest through the Effective Date;

    (e) Each holder of the Senior Subordinated Debentures received each holder's pro rata portion of shares of Common Stock equivalent to 95.5% of the Common Stock issued on the Effective Date;

    (f) Each holder of the 10% Convertible Debentures received such holder's pro rata portion of (i) shares of Common Stock equivalent to 4.5% of the Common Stock issued on the Effective Date and (ii) 100% of the Warrants issued on the Effective Date; and

    (g) Advantica refinanced its prior credit facilities by entering into a new credit facility with The Chase Manhattan Bank ("Chase") and other lenders named therein, providing Advantica (excluding FRI-M) with a $200 million senior revolving credit facility (the "Credit Facility").

                                                                      SCHEDULE I

                              FRD ACQUISITION CO.
                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                            CONDENSED BALANCE SHEETS

                                                              DECEMBER 31, 1997   DECEMBER 26, 1996
(In thousands)                                                -----------------   -----------------
ASSETS
Deferred financing costs, net of accumulated amortization
  1997 -- $208; 1996 -- $81.................................      $    961            $  1,088
Investment in subsidiary....................................       305,177             287,362
                                                                  --------            --------
Total assets................................................      $306,138            $288,450
                                                                  ========            ========
LIABILITIES AND EQUITY
Current liabilities:
  Accrued interest..........................................      $  8,989            $  8,692
                                                                  --------            --------
                                                                     8,989               8,692
Long-term liabilities:
  Payable to subsidiary.....................................        73,619              54,050
  Notes payable.............................................       156,897             156,897
                                                                  --------            --------
Total long-term liabilities.................................       230,516             210,947
Equity
Paid-in capital.............................................        75,000              75,000
Deficit.....................................................        (8,367)             (6,189)
                                                                  --------            --------
Total stockholder's equity..................................        66,633              68,811
                                                                  --------            --------
                                                                  $306,138            $288,450
                                                                  ========            ========

                                                                      SCHEDULE I

                              FRD ACQUISITION CO.
                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                       CONDENSED STATEMENTS OF OPERATIONS

                                                                    YEAR             SEVEN MONTHS
                                                                    ENDED                ENDED
                                                              DECEMBER 31, 1997    DECEMBER 26, 1996
(In thousands)                                                -----------------    -----------------
Operating Income............................................      $     --             $     --
Other income (expense):
  Equity in net income of subsidiary........................        17,815                5,465
  Interest expense..........................................       (19,993)             (11,654)
                                                                  --------             --------
          Total other income (expense)......................        (2,178)              (6,189)
                                                                  --------             --------
Net loss....................................................      $ (2,178)            $ (6,189)
                                                                  ========             ========

                                                                      SCHEDULE I

                              FRD ACQUISITION CO.
                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                    YEAR            SEVEN MONTHS
                                                                    ENDED               ENDED
                                                              DECEMBER 31, 1997   DECEMBER 26, 1996
(In thousands)                                                -----------------   -----------------
Cash Flows Used in Operating Activities:
  Net Loss..................................................      $ (2,178)           $  (6,189)
  Amortization of deferred financing costs..................           127                   81
  Equity in net income from subsidiary......................       (17,815)              (5,465)
  Increase in accrued interest payable......................           297                8,692
                                                                  --------            ---------
Net cash used in operating activities.......................       (19,569)              (2,881)
Cash Flows Used in Investing Activities:
  Acquisition of subsidiary.................................            --             (125,000)
                                                                  --------            ---------
Net cash flows used in investing activities.................            --             (125,000)
Cash Flows Provided by Financing Activities:
  Increase in payable to subsidiary.........................        19,569               54,050
  Deferred financing costs..................................            --               (1,169)
  Capital contribution from Advantica.......................            --               75,000
                                                                  --------            ---------
Net cash flows provided by financing activities.............        19,569              127,881
Net Change in Cash..........................................            --                   --
                                                                  --------            ---------
Cash at Beginning and End of Period.........................      $     --            $      --
                                                                  ========            =========
Cash Paid for Interest......................................      $ 19,569            $   2,881
                                                                  ========            =========

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

                                         FRD ACQUISITION CO.

                                         By:     /s/ RONALD B. HUTCHISON
                                          --------------------------------------
                                                   Ronald B. Hutchison
                                                (Executive Vice President)

                                         Date: March 31, 1998

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                      SIGNATURE                                         TITLE                         DATE
                      ---------                                         -----                         ----

                 /s/ CRAIG S. BUSHEY                   President                                 March 31, 1998
-----------------------------------------------------    (Principal Executive Officer)
                  (Craig S. Bushey)

                 /s/ DAVID O. DEVOY                    Vice President, Finance and               March 31, 1998
-----------------------------------------------------    Chief Financial Officer
                  (David O. Devoy)                       (Principal Financial and
                                                         Accounting Officer)

                /s/ JAMES B. ADAMSON                   Director                                  March 31, 1998
-----------------------------------------------------
                 (James B. Adamson)

                 /s/ ROBERT H. ALLEN                   Director                                  March 31, 1998
-----------------------------------------------------
                  (Robert H. Allen)

               /s/ RONALD E. BLAYLOCK                  Director                                  March 31, 1998
-----------------------------------------------------
                (Ronald E. Blaylock)

                /s/ VERA KING FARRIS                   Director                                  March 31, 1998
-----------------------------------------------------
                 (Vera King Farris)

                /s/ JAMES J. GAFFNEY                   Director                                  March 31, 1998
-----------------------------------------------------
                 (James J. Gaffney)

                  /s/ IRWIN N. GOLD                    Director                                  March 31, 1998
-----------------------------------------------------
                   (Irwin N. Gold)

                 /s/ DARRELL JACKSON                   Director                                  March 31, 1998
-----------------------------------------------------
                  (Darrell Jackson)

                 /s/ ROBERT E. MARKS                   Director                                  March 31, 1998
-----------------------------------------------------
                  (Robert E. Marks)

                /s/ CHARLES F. MORAN                   Director                                  March 31, 1998
-----------------------------------------------------
                 (Charles F. Moran)

              /s/ ELIZABETH A. SANDERS                 Director                                  March 31, 1998
-----------------------------------------------------
               (Elizabeth A. Sanders)

               /s/ DONALD R. SHEPHERD                  Director                                  March 31, 1998
-----------------------------------------------------
                (Donald R. Shepherd)