Form 10-Q
period 1998-04-01
FRD ACQUISITION CO
filed 1998-05-18
CIK 1017916

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended April 1, 1998, or

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ___________ to
     ___________

Commission file number              333-07601


                               FRD ACQUISITION CO.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                               Delaware 57-1040952
      (State or other jurisdiction of (I.R.S. Employer Identification No.)
                         incorporation or organization)

                          3355 Michelson Dr., Suite 350
                            Irvine, California 92612
--------------------------------------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (864) 597-8000
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)




--------------------------------------------------------------------------------
         (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]                No [ ]

As of May 15, 1998, 1000 shares of the registrant's Common Stock, $0.10 par value per share, were outstanding, all of which were owned by the registrant's parent, Advantica Restaurant Group, Inc.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

FRD Acquisition Co.
Condensed Statements of Consolidated Operations
(Unaudited)




                                                                  Successor Company                     Predecessor Company
                                                                  Twelve Weeks Ended          One Week Ended           Quarter Ended
                                                                     April 1, 1998           January 7, 1998           April 2, 1997
                                                                  -------------------       -----------------         --------------

(In thousands)
Net company sales                                                   $ 102,127                    $   8,266               $ 126,399
Franchise and foreign licensing revenue                                 1,038                          115                     636
                                                                    ---------                    ---------               ---------
Operating revenue                                                     103,165                        8,381                 127,035
                                                                    ---------                    ---------               ---------
Operating expenses:
   Product cost                                                        26,565                        2,255                  34,113
   Payroll and benefits                                                38,292                        3,139                  46,365
   Amortization of reorganization value in excess of
      amounts allocable to identifiable assets, net                     9,377                           --                      --
   Depreciation and amortization of property                            5,660                          469                   6,052
   Amortization of other intangibles                                      437                          122                   1,527
   Management fees to Advantica                                         1,032                           84                   1,270
   Allocated costs from Advantica                                         577                           48                     625
   Other                                                               25,870                        2,218                  31,289
                                                                    ---------                    ---------               ---------
                                                                      107,810                        8,335                 121,241
                                                                    ---------                    ---------               ---------
Operating (loss) income                                                (4,645)                          46                   5,794
                                                                    ---------                    ---------               ---------
Other charges (credits):
   Interest and debt expense, net                                       6,517                          585                   7,503
   Other, net                                                              (3)                          --                    (134)
                                                                    ---------                    ---------               ---------
                                                                        6,514                          585                   7,369
                                                                    ---------                    ---------               ---------
Loss before reorganization items and taxes                            (11,159)                        (539)                 (1,575)
Reorganization items                                                       --                      (44,993)                     --
                                                                    ---------                    ---------               ---------
(Loss) income before taxes                                            (11,159)                      44,454                  (1,575)
Provision for income taxes                                                113                       11,367                      53
                                                                    ---------                    ---------               ---------
Net (loss) income                                                   $ (11,272)                   $  33,087               $  (1,628)
                                                                    =========                    =========               =========




                             See accompanying notes

FRD Acquisition Co.
Condensed Consolidated Balance Sheets
(Unaudited)

                                                                                        Successor                  Predecessor
                                                                                         Company                     Company
                                                                                      April 1, 1998             December 31, 1997
                                                                                     ---------------            ------------------
(In thousands)
ASSETS
Current Assets:
     Cash and cash equivalents                                                         $   5,892                     $   9,051
     Receivables                                                                           2,216                         4,661
     Receivable from Advantica                                                                --                         1,870
     Inventories                                                                           3,421                         3,758
     Other                                                                                 4,481                         9,132
                                                                                       ---------                     ---------
                                                                                          16,010                        28,472
                                                                                       ---------                     ---------

Property and equipment                                                                   146,318                       151,675
Accumulated depreciation                                                                  (5,565)                      (34,346)
                                                                                       ---------                     ---------
                                                                                         140,753                       117,329
                                                                                       ---------                     ---------
Other Assets:
     Goodwill, net                                                                            --                       186,613
     Other intangibles, net                                                               43,902                         7,275
     Deferred taxes                                                                       15,037                        25,487
     Other                                                                                 4,721                         6,352
     Reorganization value in excess of amounts allocable to
        identifiable assets, net                                                         193,784                            --
                                                                                       ---------                     ---------
                                                                                         257,444                       225,727
                                                                                       ---------                     ---------
Total Assets                                                                           $ 414,207                     $ 371,528
                                                                                       =========                     =========





                             See accompanying notes

FRD Acquisition Co.
Condensed Consolidated Balance Sheets
(Unaudited)

                                                                                     Successor                    Predecessor
                                                                                      Company                       Company
                                                                                   April 1, 1998               December 31, 1997
                                                                                   -------------               -----------------
In thousands)

LIABILITIES AND SHAREHOLDER'S EQUITY

Current Liabilities:

     Current maturities of long-term debt                                         $     22,822               $      23,457
     Accounts payable                                                                   21,453                      21,645
     Accrued salaries and vacation                                                       9,858                      12,820
     Accrued insurance                                                                   5,672                       4,560
     Accrued interest                                                                    4,461                       9,282
     Payable to Advantica                                                               12,807                      10,182
     Other                                                                              19,717                      15,184
                                                                                  ------------              --------------
                                                                                        96,790                      97,130
                                                                                  ------------              --------------
Long-term Liabilities:
     Debt, less current maturities                                                     201,743                     195,652
     Liability for self-insured claims                                                  10,334                       9,397
     Other noncurrent liabilities                                                       16,893                       2,716
                                                                                  ------------              --------------
                                                                                       228,970                     207,765
                                                                                  ------------              ---------------
                                                                                       325,760                     304,895
                                                                                  ------------              --------------
Shareholder's Equity:
   Common stock: par value $0.10; 1000 shares
        authorized, issued and outstanding                                                 ---                         ---
   Paid-in capital                                                                      99,719                      75,000
   Deficit                                                                             (11,272)                     (8,367)
                                                                                  ------------              --------------
Total Shareholder's Equity                                                              88,447                      66,633
                                                                                  ------------              --------------
Total Liabilities and Shareholder's Equity                                        $    414,207                $    371,528
                                                                                  ============              ==============



                             See accompanying notes

FRD Acquisition Co.
Statements of Consolidated Cash Flows
(Unaudited)



                                                                  Successor Company                  Predecessor Company
                                                                 Twelve Weeks Ended        One Week Ended             Quarter Ended
                                                                   April 1, 1998           January 7, 1998            April 2, 1997
                                                                 ------------------        ---------------           --------------
(In thousands)
Cash Flows From Operating Activities:
Net income (loss)                                                      $(11,272)                $ 33,087                $ (1,628)
Adjustments to reconcile income (loss) to
  cash flows from operating activities:
   Amortization of reorganization value in excess of
     amounts allocable to identifiable assets                             9,377                       --                      --
   Depreciation and amortization of property                              5,660                      469                   6,052
   Amortization of other intangibles                                        437                      122                   1,527
   Amortization of deferred financing costs                                 311                       28                     339
   Amortization of debt premium                                            (357)                      --                      --
   Deferred tax (benefit) provision                                        (890)                  11,340                      --
   Noncash reorganization items                                              --                  (44,993)                     --
Decrease (increase) in assets:
   Receivables                                                            2,057                      252                   3,446
   Inventories                                                              187                       --                   1,577
   Other current assets                                                   2,423                    3,918                  (1,682)
   Other assets                                                             926                       --                     (61)
Increase (decrease) in liabilities:
   Accounts payable                                                       2,893                   (3,085)                   (845)
   Accrued salaries and vacation                                         (1,511)                  (1,451)                  1,289
   Payable to Advantica                                                   2,493                      132                   1,895
   Other accrued liabilities                                             (7,318)                   1,388                  (9,476)
   Liability for self-insurance claims                                     (397)                    (253)                    102
   Other noncurrent liabilities                                            (616)                       3                     249
                                                                        --------                --------                --------
Net cash flows provided by operating activities                           4,403                      957                   2,784
                                                                        --------                --------                --------

Cash flows From Investing Activities:
   Purchase of property                                                  (1,111)                      --                  (1,430)
   Proceeds from disposition of property                                    115                       --                   5,309
                                                                       --------                 --------                --------
Net cash flows provided by (used in)
  investing activities                                                     (996)                      --                   3,879
                                                                       --------                 --------                --------

Cash Flows From Financing Activities:
   Principal debt payments, net                                          (1,008)                  (6,515)                (10,603)
                                                                       --------                 --------                --------
Net cash flows (used in) financing activities                            (1,008)                  (6,515)                (10,603)

Increase (decrease) in cash and cash equivalents                          2,399                   (5,558)                 (3,940)
Cash and Cash Equivalents at:
   Beginning of period                                                    3,493                    9,051                  14,300
                                                                       --------                 --------                --------
   End of period                                                       $  5,892                 $  3,493                $ 10,360
                                                                       ========                 ========                ========

                             See accompanying notes

FRD Acquisition Co.
Notes to Consolidated Financial Statements
April 1, 1998
(Unaudited)


Note 1.       Basis of Presentation

FRD Acquisition Co. ("FRD" or, together with its subsidiaries, "the Company") was incorporated in February 1996 as a wholly-owned subsidiary of Flagstar Corporation ("Flagstar"), which is a wholly-owned subsidiary of Flagstar Companies, Inc. ("FCI") (which changed its name to Advantica Restaurant Group, Inc. ("Advantica") on January 7, 1998). On May 23, 1996, FRD consummated the acquisition of the Coco's and Carrows restaurant chains consisting of 347 company-owned units within the mid-scale family-style dining category. The acquisition price of $313.4 million was paid in exchange for all of the outstanding stock of FRI-M Corporation ("FRI-M"), the subsidiary of Family Restaurants, Inc., which owns the Coco's and Carrows chains.

On January 7, 1998 (the "Effective Date"), FCI and Flagstar emerged from proceedings under Chapter 11 of Title 11 of the United States Code (the "Bankruptcy Code") pursuant to FCI and Flagstar's Amended Joint Plan of Reorganization dated as of November 7, 1997 (the "Plan") (as further described in Note 7). On the Effective Date, Flagstar merged with and into FCI, the surviving corporation, and FCI changed its name to Advantica Restaurant Group, Inc. The bankruptcy proceedings began when FCI, Flagstar and Flagstar Holdings, Inc. ("Holdings") filed voluntary petitions for relief under the Bankruptcy Code in the Bankruptcy Court for the District of South Carolina. Holdings filed its petition on June 27, 1997, and Flagstar and FCI both filed their petitions on July 11, 1997. FCI's operating subsidiaries, including the Company, did not file bankruptcy petitions and were not parties to the Chapter 11 proceedings.

The consolidated financial statements of the Company are unaudited and include all adjustments management believes are necessary for a fair presentation of the results of operations for such interim periods. All such adjustments are of a normal and recurring nature. The interim consolidated financial statements should be read in conjunction with the Consolidated and Combined Financial Statements and notes thereto for the year ended December 31, 1997 and the related Management's Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in the FRD Acquisition Co. 1997 Annual Report on Form 10-K (the "FRD 10-K"). The results of operations for the twelve weeks ended April 1, 1998 and the one week ended January 7, 1998 are not necessarily indicative of the results for the entire fiscal year ending December 30, 1998.

Certain prior year amounts have been reclassified to conform to the 1998 presentation.

Note 2.       Fresh Start Reporting

As of the Effective Date, Advantica adopted fresh start reporting pursuant to the guidance provided by the AICPA's Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7"). Fresh start reporting assumes that a new reporting entity has been created and requires assets and liabilities be adjusted to their fair values as of the Effective Date in conformity with the procedures specified by Accounting Principles Board Opinion No. 16, "Business Combinations" ("APB 16"). In conjunction with the revaluation of assets and liabilities, a reorganization value for the entity is determined which generally approximates the fair value of the entity before considering debt and approximates the amount a buyer would pay for the assets of the entity after reorganization. Under fresh start reporting, the reorganization value of the entity is allocated to the entity's assets. If any portion of the reorganization value cannot be attributed to specific tangible or identified intangible assets of the emerging entity, such amount is reported as "reorganization value in excess of amounts allocable to identifiable assets." Advantica is amortizing such amount over a five-year amortization period. Advantica has "pushed down" the impact of fresh start reporting to its operating subsidiaries, including the Company. Accordingly, all financial statements for any period subsequent to the Effective Date are referred to as "Successor Company" as they reflect the periods subsequent to the implementation of fresh start reporting and are not comparable to the financial statements for periods prior to the Effective Date.

The total reorganization value assigned to the Company's assets was estimated based on a review of the operating performance of companies in the restaurant industry that offer products and services that are comparable to or competitive with the Company. The following multiples were established for these companies:
(i) enterprise value (defined as market value of outstanding equity, plus debt, minus cash and cash equivalents)/revenues for the four most recent fiscal quarters; (ii) enterprise value/earnings before interest, taxes, depreciation and amortization for the four most recent fiscal quarters; and (iii) enterprise value/earnings before interest and taxes for the four most recent fiscal quarters. The Company did not independently verify the information for the comparative companies considered in its valuations, which information was obtained from publicly available reports. The foregoing multiples were then applied to the Company's financial forecast. Valuations achieved in selected merger and acquisition transactions involving comparable businesses were used as further validation of the valuation range. The total reorganization value of the Company of $326 million is the midpoint of a range of values determined based on the above methodology.

The results of operations in the accompanying Statement of Operations for the week ended January 7, 1998 reflect the results of operations prior to Advantica's emergence from bankruptcy and the effects of fresh start reporting adjustments. In this regard, the Statement of Operations reflects reorganization items consisting primarily of gains and losses related to the adjustments of assets and liabilities to fair value. The fair value of assets and liabilities has been determined based on certain valuations and other studies which are not yet complete. Because the current valuation is preliminary in nature, further adjustments may be required but are not expected to be material.

The effect of the Plan and the adoption of fresh start reporting on the Company's January 7, 1998 balance sheet are as follows:


                                                                 Predecessor               Adjustments               Successor
                                                                   Company                  for Fresh                 Company
(In thousands)                                                 January 7, 1998         Start Reporting (a)        January 7, 1998
                                                               ---------------         -------------------        ---------------
Assets
Current Assets:
   Cash and cash equivalents                                    $      3,493                                      $      3,493
   Receivables                                                         4,220             $      (140)                    4,080
   Receivable from Advantica                                           1,870                     ---                     1,870
   Inventories                                                         3,758                    (150)                    3,608
   Other                                                               5,397                    (175)                    5,222
Property and equipment, net                                          116,860                  28,459                   145,319
Other Assets:
   Goodwill, net                                                     186,515                (186,515)                      ---
   Other intangible assets, net                                        7,263                  37,529                    44,792
   Deferred taxes                                                     25,487                 (11,340)                   14,147
   Other                                                               6,317                    (709)                    5,608
   Reorganization value in excess of amounts
     allocable to identifiable assets                                    ---                 203,160                   203,160
                                                                   ---------             -----------              ------------
                                                                   $ 361,180             $    70,119              $    431,299
                                                                   =========             ===========              ============
Liabilities and Shareholder's Equity
Current liabilities:
   Current maturities of long-term debt                               16,942                                            16,942
   Accounts payable                                                   18,561                                            18,561
   Accrued salaries and vacation                                      11,369                                            11,369
   Accrued insurance                                                   4,306                                             4,306
   Accrued interest                                                    9,836                                             9,836
   Payable to Advantica                                               10,314                                            10,314
   Other                                                              16,019                    5,639                   21,658
Long-Term Liabilities:
   Debt, less current maturities                                     195,652                   13,336                  208,988
   Liability for self-insured claims                                   9,397                    2,700                   12,097
   Other noncurrent liabilities                                        2,718                   14,791                   17,509

Shareholder's Equity:
   Common Stock: par value $0.10, 1000 shares
            authorized, issued and outstanding                           ---                                               ---
   Paid-in capital                                                    75,000                   24,719                   99,719
   Deficit                                                            (8,934)                   8,934                      ---
                                                                   ----------            ------------             ------------
                                                                   $ 361,180             $     70,119             $    431,299
                                                                   =========              ===========             ============

(a) In accordance with the principles of SOP 90-7, the reorganization resulted in the application of fresh start reporting which results in the revaluation of assets and liabilities to estimated current fair value. The revaluation reflects adjustments for fresh start reporting, which include (i) the adjustment of property, net to estimated fair value, (ii) the write-off of unamortized goodwill and establishment of estimated fair value of other intangible assets (primarily franchise rights and tradenames), (iii) the establishment of reorganization value in excess of amounts allocable to identifiable assets, (iv) the increase in value of debt to reflect estimated fair value, (v) the recognition of liabilities associated with severance and other exit costs, and the adjustments to self-insured claims and contingent liabilities reflecting a change in methodology, and (vi) the adjustments to reflect the new value of common shareholder's equity based on reorganization value, which was determined by estimating the fair value of the Company.

Note 3.       New Accounting Standards

In March 1998, the AICPA issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"), which provides guidance on accounting for the costs of computer software developed or obtained for internal use. SOP 98-1 requires capitalization of external and internal direct costs of developing or obtaining internal-use software as a long-lived asset and also requires training costs included in the purchase price of computer software and costs associated with research and development to be expensed as incurred. In addition, in the second quarter of 1998, the AICPA is expected to issue a statement of position which provides additional guidance on the financial reporting of start-up costs, requiring costs of start-up activities to be expensed as incurred.

Both statements of position are effective for fiscal years beginning after December 15, 1997. In accordance with the adoption of fresh start reporting upon emergence from bankruptcy (see Note 2), the Company adopted both statements of position as of January 7, 1998. The adoption of the statement of position relative to start-up costs at January 7, 1998 resulted in the write-off of previously capitalized pre-opening costs totaling $0.1 million. Subsequent to the Effective Date, pre-opening costs are being expensed as incurred. The adoption of SOP 98-1 at January 7, 1998 resulted in the write-off of previously capitalized direct costs of obtaining computer software associated with research and development totaling $0.4 million. Subsequent to the Effective Date, similar costs are being expensed as incurred.

Effective January 1, 1998, the Company adopted the provisions of Statement of Financial Accounting Standards No. 130, "Reporting of Comprehensive Income" ("SFAS 130"), which establishes standards for reporting and display of comprehensive income and its components in the financial statements. Comprehensive income is comprised of net income and other comprehensive income items, such as revenues, expenses, gains and losses that under generally accepted accounting principles are excluded from net income and reflected as a component of equity. For the twelve weeks ended April 1, 1998, the one week ended January 7, 1998 and the quarter ended April 2, 1997, there were no differences between net income and comprehensive income.

Note 4.       Reorganization Items

Reorganization items included in the accompanying Statements of Consolidated Operations reflect the impact of the adjustment of assets and liabilities to fair value in accordance with SOP 90-7 as discussed in Note 2.

Note 5.       Change in Fiscal Year

Effective December 27, 1996, the Company changed its fiscal year end from the last Thursday of the calendar year to the last Wednesday of the calendar year. Due to the timing of this change, the 13-week period ended April 1, 1998 has six fewer days in comparison to the prior year quarter. For the purposes of management's discussion and analysis, the results of operations for the twelve weeks ended April 1, 1998 and the one week ended January 7, 1998 will be combined and referred to as the quarter ended April 1, 1998.

Note 6.       Related Party Transactions

Certain administrative functions are provided for the Company by Advantica. The Company is allocated a portion of these expenses based upon services received. These allocations, which are in addition to fees equal to one percent of revenues payable to Advantica under the management service agreement, are included in operating expenses and totaled $0.6 million for the quarter ended April 1, 1998. Payment of the fees to Advantica cannot occur unless certain financial targets are met as described in the Company's senior note indenture and in the FRI-M Credit Agreement. Advantica's method of allocating these expenses is not the only reasonable method and other reasonable methods of allocation might produce different results.

Note 7.       Advantica Financial Restructuring

On the Effective Date, FCI and Flagstar emerged from proceedings under the Bankruptcy Code pursuant to FCI and Flagstar's Plan dated as of November 7, 1997. Material features of the Plan are as follows:

      (a) On the Effective Date, Flagstar merged with and into FCI, the surviving corporation, and FCI changed its name to Advantica Restaurant Group, Inc.;

      (b) The following securities of FCI and Flagstar were canceled, extinguished and retired as of the Effective Date: (i) Flagstar's 10 7/8% Senior Notes due 2002 (the "10 7/8% Senior Notes") and 10 3/4% Senior Notes due 2001 (the "10 3/4% Senior Notes" and, collectively with the 10 7/8% Senior Notes due 2002, the "Old Senior Notes"), (ii) Flagstar's 11.25% Senior Subordinated Debentures due 2004 (the "11.25% Debentures") and 11 3/8% Senior Subordinated Debentures due 2003 (the "11 3/8% Debentures" and, collectively with the 11.25% Senior Subordinated Debentures due 2004, the "Senior Subordinated Debentures"), (iii) Flagstar's 10% Convertible Junior Subordinated Debentures due 2014 (the "10% Convertible Debentures"), (iv) FCI's $2.25 Series A Cumulative Convertible Exchangeable Preferred Stock and (v) FCI's $.50 par value common stock;

      (c) Advantica had 100 million authorized shares of Common Stock (of which 40 million were issued and outstanding on the Effective Date) and 25 million authorized shares of preferred stock (none of which are currently outstanding). Pursuant to the Plan, 10% of the number of shares of Common Stock issued and outstanding on the Effective Date, on a fully diluted basis, is reserved for issuance under a new management stock option program. Additionally, 4 million shares of Common Stock are reserved for issuance upon the exercise of new warrants expiring January 7, 2005 that were issued and outstanding on the Effective Date and entitle the holders thereof to purchase in the aggregate 4 million shares of Common Stock at an exercise price of $14.60 per share (the "Warrants");

      (d) Each holder of the Old Senior Notes received such holder's pro rata portion of 100% of Advantica's 11 1/4% Senior Notes due 2008 (the "New Senior Notes") in exchange for 100% of the principal amount of such holders' Old Senior Notes and accrued interest through the Effective Date;

      (e) Each holder of the Senior Subordinated Debentures received each holder's pro rata portion of shares of Common Stock equivalent to 95.5% of the Common Stock issued on the Effective Date;

      (f) Each holder of the 10% Convertible Debentures received such holder's pro rata portion of (i) shares of Common Stock equivalent to 4.5% of the Common Stock issued on the Effective Date and (ii) 100% of the Warrants issued on the Effective Date; and

      (g) Advantica refinanced its prior credit facilities by entering into a new credit agreement providing Advantica (excluding the Company) with a $200 million senior secured revolving credit facility.

Note 8.       Earnings (Loss) Per Common Share

As described in Note 1, FRD is a wholly-owned subsidiary of Advantica. Accordingly, per share data is not meaningful and has been omitted for all periods.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is intended to highlight significant changes in financial position as of April 1, 1998 and the results of operations for the twelve weeks ended April 1, 1998 and one week ended January 7, 1998 as compared to the quarter ended April 2, 1997. For purposes of providing a meaningful comparison of the Company's quarterly operating performance, the following discussion and presentation of the results of operations for the twelve weeks ended April 1, 1998 and the one week ended January 7, 1998 will be combined and referred to as the quarter ended April 1, 1998. Where appropriate, the impact of the adoption of fresh start reporting on the results of operations during this period will be separately disclosed.

The forward-looking statements included in Management's Discussion and Analysis of Financial Condition and Results of Operations, which reflect management's best judgment based on factors currently known, involve risks, uncertainties, and other factors which may cause the actual performance of FRD, its subsidiary, and underlying concepts to be materially different from the performance indicated or implied by such statements. Such factors include, among others: competitive pressures from within the restaurant industry; the level of success of the Company's operating initiatives and advertising and promotional efforts, including the initiatives and efforts specifically mentioned herein; adverse publicity; changes in business strategy or development plans; terms and availability of capital; regional weather conditions; overall changes in the general economy, particularly at the retail level; and other factors included in the discussion below, or in the Management's Discussion and Analysis and in
Exhibit 99 to the Company's Annual Report on Form 10-K for the period ended December 31, 1997.

Results of Operations

Quarter Ended April 1, 1998 Compared to Quarter Ended April 2, 1997

The table below summarizes restaurant activity for the quarter ended April 1, 1998.


                                Ending Units        Units           Units             Unit           Ending Units       Ending Units
                                  12/31/97         Opened       Closed/Sold         Conversions        4/1/98              4/2/97
                                ------------       ------       -----------         -----------      ------------       ------------
Coco's
     Company-owned units            178              --              (1)                (1)               176                184
     Franchised units                17              --              --                  1                 18                  5
     Licensed units                 298               1              (4)                --                295                281
                                   ----           -----           -----              -----               ----               ----
                                    493               1              (5)                --                489                470
                                   ----           -----           -----              -----               ----               ----
Carrows
     Company-owned units            140              --              --                 (1)               139                158
     Franchised units                14               1              --                  1                 16                  1
                                   ----           -----          ------              -----              -----               ----
                                    154               1              --                 --                155                159
                                   ----           -----          ------              -----               ----               ----
                                    647               2              (5)                --                644                629
                                   ====           =====           =====              =====               ====               ====



COCO'S
                                                                  Quarter                    Quarter                       %
($ in millions, except average unit and                            Ended                      Ended                    Increase/
comparable store data)                                          April 1, 1998             April 2, 1997               (Decrease)
                                                             -----------------            -------------               ----------

U.S. systemwide sales                                            $      69.9                $      73.1                   (4.4)
                                                                 ===========                ===========

Net company sales                                                $      64.3                $      70.8                   (9.2)
Franchise and foreign licensing revenue                                  1.0                        0.7                   42.9
                                                                 -----------                -----------
     Total revenue                                                      65.3                       71.5                   (8.7)
                                                                 -----------                -----------
Operating expenses:
   Amortization of reorganization value in excess of
      amounts allocable to identifiable assets                           5.2                        ---                    NM
   Other                                                                61.6                       67.9                   (9.3)
                                                                 -----------                -----------
   Total operating expenses                                             66.8                       67.9                   (1.6)
                                                                 -----------                -----------
Operating income                                                 $      (1.5)               $       3.6                    NM
                                                                 ===========                ===========

Average unit sales
     Company-owned                                                 $364,900                    $385,600                    (5.4)
     Franchised                                                    $327,100                    $441,700                   (25.9)

Comparable store data (Company-owned)
      Comparable store sales decrease                                (0.2%)                     (0.8%)
      Average guest check                                            $6.99                      $6.60                       5.9

NM = Not Meaningful

Coco's NET COMPANY SALES for the first quarter ended April 1, 1998 decreased $6.5 million (9.2%) as compared to the prior year comparable quarter. This decrease reflects a $4.8 million impact due to six fewer reporting days in the first quarter of 1998 compared to the prior year quarter. The remaining decrease of $1.7 million reflects an eight-unit decrease in the number of Company-owned restaurants as well as a slight decrease in comparable store sales. The decrease in comparable store sales reflects a decrease in customer traffic, largely offset by an increase in average guest check. The increase in average guest check resulted from menu price increases instituted in August 1997 and February 1998 in response to minimum wage increases. FRANCHISE AND FOREIGN LICENSING
REVENUE increased by $0.3 million (42.9%) for the first quarter of 1998 as compared to the first quarter of 1997, reflecting the addition of 13 domestic franchised units and the net increase of 14 foreign licensed units over the prior year quarter. The increase in number of franchised units also explains the large variance in franchise average unit sales, as the calculation for the prior year quarter reflected only a small number of franchised units (five units).

Coco's OPERATING EXPENSES for the first quarter of 1998 decreased by $1.1 million compared to the prior year quarter. The comparability of 1998 to 1997 operating results is significantly affected by the impact of the adoption of fresh start reporting as of January 7, 1998. Specifically, the amortization of reorganization value in excess of amounts allocable to identifiable assets, which is over a five-year period, totaled $5.2 million for the twelve weeks ended April 1, 1998. The increase in amortization related to the reorganization value is offset by the effect of the adjustment of property and equipment and other intangible assets to fair value, which resulted in an estimated decrease in amortization and depreciation of approximately $0.3 million. Excluding the effect of the estimated impact of fresh start reporting, operating expenses decreased $6.0 million (8.8%), reflecting the effect of six fewer reporting days than the prior year comparable quarter, an eight-unit decrease in Company-owned restaurants and management's continued focus on product cost controls.

Excluding the impact of the adoption of fresh start reporting, OPERATING INCOME for the first quarter of 1998 decreased $0.2 million from the prior year comparable quarter as a result of the factors noted above.


CARROWS

                                                                       Quarter                  Quarter                     %
($ in millions, except average unit and                                 Ended                    Ended                  Increase/
 comparable store data)                                             April 1, 1998             April 2, 1997            (Decrease)
                                                                    -------------             -------------           -----------

U.S. systemwide sales                                                $     50.2                $     55.6                 (9.7)
                                                                     ==========                ===========
Net company sales                                                    $     46.0                $     55.6                (17.3)
Franchise revenue                                                           0.3                       ---                   NM
                                                                     ----------                ----------
   Total revenue                                                           46.3                      55.6                (16.7)
                                                                     ----------                ----------
Operating expenses:
   Amortization of reorganization value in excess
      of amounts allocable to identifiable assets                           4.1                       ---                   NM
   Other                                                                   45.2                      53.4                (15.4)
                                                                     ----------                ----------
   Total operating expenses                                                49.3                      53.4                 (7.7)
                                                                     ----------                ----------
Operating income                                                     $     (3.0)               $      2.2                   NM
                                                                     ==========                ==========

Average unit sales
   Company-owned                                                     $  327,900                $ 349,300                  (6.1)
   Franchised                                                        $  284,200                       NM                   ---

Comparable store data (Company-owned)
   Comparable store sales decrease                                       (1.4%)                   (0.8%)
   Average guest check                                                   $6.79                    $6.37                    6.6

NM = Not Meaningful

Carrows' NET COMPANY SALES for the quarter ended April 1, 1998 decreased $9.6 million (17.3%) as compared to the prior year comparable quarter. This decrease reflects a $3.8 million impact due to six fewer reporting days in the first quarter of 1998 compared to the prior year quarter. The additional decrease of $5.8 million reflects a 19-unit decrease in the number of Company-owned restaurants, 12 of which were converted to franchise units, and a decrease in comparable store sales. The decrease in comparable sales reflects a decrease in customer traffic, partially offset by an increase in average guest check. The increase in average guest check resulted from menu price increases instituted in July 1997 and February 1998 in response to minimum wage increases. FRANCHISE REVENUE was $0.3 million for the first quarter of 1998, reflecting the addition of 15 franchised units over the prior year quarter.

Carrows' OPERATING EXPENSES for the first quarter of 1998 decreased by $4.1 million compared to the prior year quarter. The comparability of 1998 and 1997 operating results is significantly affected by the impact of the adoption of fresh start reporting as of January 7, 1998. Specifically, the amortization of reorganization value in excess of amounts allocable to identifiable assets, which is over a five-year period, totaled $4.1 million for the twelve weeks ended April 1, 1998. The increase in amortization related to the reorganization value is offset by the effect of the adjustment of property and equipment and other intangible assets to fair value, which resulted in an estimated decrease in amortization and depreciation of approximately $0.3 million. Excluding the effect of the estimated impact of fresh start reporting, operating expenses decreased $7.9 million (14.8%), reflecting the effect of six fewer reporting days than in the prior year comparable quarter, the 19-unit decrease in Company-owned restaurants and management's continued focus on product cost controls.

Excluding the impact of the adoption of fresh start reporting, OPERATING INCOME for the first quarter of 1998 decreased $1.4 million from the prior year comparable quarter as a result of the factors noted above.


FRD CONSOLIDATED

CONSOLIDATED INTEREST AND DEBT EXPENSE decreased $0.4 million (5.3%) during the first quarter of 1998 compared to the same quarter last year. This decrease is attributable to the lower effective yield on Company debt resulting from the revaluation of such debt to fair market value at the Effective Date in accordance with fresh start reporting.

REORGANIZATION ITEMS include the impact of the adjustment of assets and liabilities to fair value in accordance with SOP 90-7 as discussed in Note 2 to the consolidated financial statements included herein.

The PROVISION FOR INCOME TAXES from continuing operations for the twelve weeks has been computed based on management's estimate of the annual effective income tax rate applied to loss before taxes. The Company recorded an income tax provision reflecting an effective income tax rate of approximately 1% for the twelve weeks ended April 1, 1998 compared to a provision reflecting an approximate rate of 3% for the quarter ended April 2, 1997. The provision for the one week period ended January 7, 1998 of $11.3 million primarily relates to the tax effect of the revaluation of the Company's assets and liabilities in accordance with fresh start accounting.

The increase in CONSOLIDATED NET INCOME of $23.4 million in comparison to the prior year quarter is a result of the above described items.


Liquidity and Capital Resources

At April 1, 1998 and December 31, 1997 the Company had working capital deficits of $80.8 million and $68.7 million, respectively. The increase in the working capital deficit is attributable primarily to a decrease in cash and cash equivalents resulting from $6.6 million in term loan prepayments and $9.8 million in senior debt interest payments made during the quarter. The Company is able to operate with a substantial working capital deficiency because: (i) restaurant operations are conducted on a cash (and cash equivalent) basis with a low level of accounts receivable, (ii) rapid turnover allows a limited investment in inventories; and (iii) accounts payable for food, beverages, and supplies usually become due after the receipt of cash from related sales. The Company intends to continue to operate with working capital deficiencies and to rely upon internally generated funds and borrowings under the Credit Agreement to finance its daily restaurant operations.


                           PART II - OTHER INFORMATION

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.

a.         The following are included as exhibits to this report:


EXHIBIT
   NO.     DESCRIPTION

*10.1.5 Fifth Amendment, dated December 9, 1997, to the Credit Agreement dated as of May 23, 1996 by and among FRD, as Guarantor, FRI-M as Borrower, the Financial Institutions listed therein, as lenders, Bankers Trust

           Company, Chemical Bank and Citicorp USA, Inc., as co-syndication agents, and Credit Lyonnais New York Branch, as administrative agent (incorporated by reference to Exhibit 4.21 to Amendment No. 1 to the Registration Statement on Form S-1
           (No. 333-45811) of Advantica).

27         Financial Data Schedule
---------------------

*Certain of the exhibits to this Quarterly Report on Form 10-Q, indicated by an asterisk, are hereby incorporated by reference to other documents on file with the Commission with which they are physically filed, to be a part hereof as of their respective dates.

(b) No reports on Form 8-K were filed during the quarter ended April 1, 1998.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   FRD ACQUISITION CO.



Date:      May 18, 1998            By:    /s/ Ronald B. Hutchison
                                        ---------------------------------
                                   Ronald B. Hutchison
                                   Executive Vice President
                                   (Duly authorized officer of
                                   registrant/principal financial officer)