Form 10-Q
period 1998-07-01
FRD ACQUISITION CO
filed 1998-08-17
CIK 1017916

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended July 1, 1998, or

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

Yes [X]                No [ ]

As of August 14, 1998, 1,000 shares of the registrant's Common Stock, $0.10 par value per share, were outstanding, all of which were owned by the registrant's parent, Advantica Restaurant Group, Inc.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

FRD Acquisition Co.
Condensed Statements of Consolidated Operations
(Unaudited)


                                                    Successor Company    Predecessor Company
                                                      Quarter Ended         Quarter Ended
                                                      July 1, 1998          July 2, 1997
                                                    -----------------    -------------------


(In thousands)
Net company sales                                        $ 112,642          $ 120,977
Franchise and foreign licensing revenue                      1,108              1,442
                                                         ---------          ---------
Operating revenue                                          113,750            122,419
                                                         ---------          ---------
Operating expenses:
   Product cost                                             30,010             33,251
   Payroll and benefits                                     41,597             43,366
   Amortization of reorganization value in excess
     of amounts allocable to identifiable assets             9,983               --
   Depreciation and amortization of property                10,035              6,360
   Amortization of other intangibles                           487              1,126
   Management fees to Advantica                              1,137              1,224
   Allocated costs from Advantica                              625                625
   Other                                                    24,982             29,165
                                                         ---------          ---------
                                                           118,856            115,117
                                                         ---------          ---------
Operating (loss) income                                     (5,106)             7,302
                                                         ---------          ---------
Other charges (credits):
   Interest and debt expense, net                            7,004              7,495
   Other, net                                                  (81)               519
                                                         ---------          ---------
                                                             6,923              8,014
                                                         ---------          ---------
Loss before taxes                                          (12,029)              (712)
(Benefit) provision for income taxes                        (1,329)               106
                                                         ---------          ---------
Net loss                                                 $ (10,700)         $    (818)
                                                         =========          =========




                             See accompanying notes

FRD Acquisition Co.
Condensed Statements of Consolidated Operations
(Unaudited)

                                                                             Successor Company           Predecessor Company

                                                                             Twenty-five Weeks       One Week           Two Quarters
                                                                                  Ended                Ended                 Ended
                                                                               July 1, 1998       January 7, 1998       July 2, 1997
                                                                              -------------       ---------------       ------------

(In thousands)
Net company sales                                                                 $ 214,769           $   8,266           $ 247,376
Franchise and foreign licensing revenue                                               2,146                 115               2,078
                                                                                  ---------           ---------           ---------
Operating revenue                                                                   216,915               8,381             249,454
                                                                                  ---------           ---------           ---------
Operating expenses:
   Product cost                                                                      56,575               2,255              67,365
   Payroll and benefits                                                              79,890               3,139              89,731
   Amortization of reorganization value in excess of
      amounts allocable to identifiable assets                                       19,346                --                  --
   Depreciation and amortization of property                                         15,709                 469              12,412
   Amortization of other intangibles                                                    924                 122               2,653
   Management fees to Advantica                                                       2,169                  84               2,494
   Allocated costs from Advantica                                                     1,202                  48               1,250
   Other                                                                             50,851               2,218              60,455
                                                                                  ---------           ---------           ---------
                                                                                    226,666               8,335             236,360
                                                                                  ---------           ---------           ---------
Operating (loss) income                                                              (9,751)                 46              13,094
                                                                                  ---------           ---------           ---------
Other charges (credits):
   Interest and debt expense, net                                                    13,521                 585              14,998
   Other, net                                                                           (85)               --                   385
                                                                                  ---------           ---------           ---------
                                                                                     13,436                 585              15,383
                                                                                  ---------           ---------           ---------
Loss before reorganization items and taxes                                          (23,187)               (539)             (2,289)
Reorganization items                                                                   --               (44,993)               --
                                                                                  ---------           ---------           ---------
(Loss) income before taxes                                                          (23,187)             44,454              (2,289)
(Benefit) provision for income taxes                                                 (1,216)             11,367                 159
                                                                                  ---------           ---------           ---------
Net (loss) income                                                                 $ (21,971)          $  33,087           $  (2,448)
                                                                                  =========           =========           =========



                             See accompanying notes

FRD Acquisition Co.
Condensed Consolidated Balance Sheets
(Unaudited)

                                                              Successor       Predecessor
                                                               Company          Company
                                                            July 1, 1998   December 31, 1997
                                                            ------------   ------------------
(In thousands)
ASSETS
Current Assets:
     Cash and cash equivalents                                  $   5,046      $   9,051
     Receivables                                                    2,832          4,661
     Receivable from Advantica                                       --            1,870
     Inventories                                                    3,265          3,758
     Other                                                          4,464          9,132
                                                                ---------      ---------
                                                                   15,607         28,472
                                                                ---------      ---------

Property and equipment                                            149,215        151,675
Accumulated depreciation                                          (15,531)       (34,346)
                                                                ---------      ---------
                                                                  133,684        117,329
                                                                ---------      ---------
Other Assets:
     Reorganization value in excess of amounts allocable to
        identifiable assets, net                                  181,333           --
     Goodwill, net                                                   --          186,613
     Other intangibles, net                                        43,458          7,275
     Deferred taxes                                                17,238         25,487
     Other                                                          4,681          6,352
                                                                ---------      ---------
                                                                  246,710        225,727
                                                                ---------      ---------
Total Assets                                                    $ 396,001      $ 371,528
                                                                =========      =========





                             See accompanying notes

FRD Acquisition Co.
Condensed Consolidated Balance Sheets
(Unaudited)

                                                              Successor       Predecessor
                                                               Company          Company
                                                            July 1, 1998   December 31, 1997
                                                            ------------   ------------------
(In thousands)
LIABILITIES AND SHAREHOLDER'S EQUITY
Current Liabilities:
     Current maturities of long-term debt                       $  23,456      $  23,457
     Accounts payable                                              15,331         21,645
     Accrued salaries and vacation                                 10,007         12,820
     Accrued insurance                                              5,268          4,560
     Accrued interest                                               9,316          9,282
     Payable to Advantica                                          13,611         10,182
     Other                                                         19,383         15,184
                                                                ---------      ---------
                                                                   96,372         97,130
                                                                ---------      ---------
Long-term Liabilities:
     Debt, less current maturities                                193,734        195,652
     Liability for self-insured claims                             10,011          9,397
     Other noncurrent liabilities                                  18,136          2,716
                                                                ---------      ---------
                                                                  221,881        207,765
                                                                ---------      ---------
                                                                  318,253        304,895
                                                                ---------      ---------
Shareholder's Equity:
   Common stock: par value $0.10; 1,000 shares
        authorized, issued and outstanding                           --             --
   Paid-in capital                                                 99,719         75,000
   Deficit                                                        (21,971)        (8,367)
                                                                ---------      ---------
Total Shareholder's Equity                                         77,748         66,633
                                                                ---------      ---------
Total Liabilities and Shareholder's Equity                      $ 396,001      $ 371,528
                                                                =========      =========



                             See accompanying notes

FRD Acquisition Co.
Statements of Consolidated Cash Flows
(Unaudited)

                                                                      Successor Company              Predecessor Company

                                                                      Twenty-five Weeks        One Week             Two Quarters
                                                                             Ended              Ended                   Ended
                                                                          July 1, 1998      January 7, 1998         July 2, 1997
                                                                      -----------------     ---------------         ------------
(In thousands)
Cash Flows From Operating Activities:
Net income (loss)                                                          $(21,971)           $ 33,087            $ (2,448)
Adjustments to reconcile income (loss) to
  cash flows from operating activities:
   Amortization of reorganization value in excess of
     amounts allocable to identifiable assets                                19,346                --                  --
   Depreciation and amortization of property                                 15,709                 469              12,412
   Amortization of other intangibles                                            924                 122               2,653
   Amortization of deferred financing costs                                     649                  28                 678
   Amortization of debt premium                                                (723)               --                  --
   Gain on disposition of assets                                                (19)               --                    (3)
   Deferred tax (benefit) provision                                          (3,091)             11,340              (3,741)
   Noncash reorganization items                                                 --              (44,993)               --
Decrease (increase) in assets:
   Receivables                                                                1,436                 252               2,742
   Inventories                                                                  343                --                 1,605
   Other current assets                                                       1,026               3,918                (211)
   Other assets                                                                 808                --                (1,706)
Increase (decrease) in liabilities:
   Accounts payable                                                          (1,753)             (3,085)             (2,447)
   Accrued salaries and vacation                                             (1,362)             (1,451)                (85)
   Payable to Advantica                                                       3,298                 132               3,846
   Other accrued liabilities                                                 (3,249)              1,388              (2,020)
   Liability for self-insurance claims                                          (91)               (253)               (259)
   Other noncurrent liabilities                                               1,467                   3                 549
                                                                           --------            --------            --------
Net cash flows from operating activities                                     12,747                 957              11,565
                                                                           --------            --------            --------

Cash flows From Investing Activities:
   Purchase of property                                                      (3,065)               --                (4,121)
   Proceeds from disposition of property                                        293                --                 5,354
                                                                           --------            --------            --------
Net cash flows provided by (used in)
   investing activities                                                      (2,772)               --                 1,233
                                                                           --------            --------            --------

Cash Flows From Financing Activities:
   Principal debt payments, net                                              (8,422)             (6,515)            (11,354)
   Deferred financing costs                                                     --                  --                   (2)
                                                                           --------            --------            --------
Net cash flows (used in) financing activities                                (8,422)             (6,515)            (11,356)
                                                                           --------            --------            --------

Increase (decrease) in cash and cash equivalents                              1,553              (5,558)              1,442
Cash and Cash Equivalents at:
   Beginning of period                                                        3,493               9,051              14,300
                                                                           --------            --------            --------
   End of period                                                           $  5,046            $  3,493            $ 15,742
                                                                           ========            ========            ========

                             See accompanying notes

FRD Acquisition Co.
Notes to Consolidated Financial Statements
July 1, 1998
(Unaudited)


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

The consolidated financial statements of the Company are unaudited and include all adjustments management believes are necessary for a fair presentation of the results of operations for such interim periods. All such adjustments are of a normal and recurring nature. The interim consolidated financial statements should be read in conjunction with the Consolidated and Combined Financial Statements and notes thereto for the year ended December 31, 1997 and the related Management's Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in the FRD Acquisition Co. 1997 Annual Report on Form 10-K (the "FRD 10-K"). The results of operations for the 25 weeks ended July 1, 1998 and the one week ended January 7, 1998 are not necessarily indicative of the results for the entire fiscal year ending December 30, 1998.

Certain prior year amounts have been reclassified to conform to the 1998 presentation.

Note 2.       Fresh Start Reporting

As of the Effective Date, Advantica adopted fresh start reporting pursuant to the guidance provided by the AICPA's Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7"). Fresh start reporting assumes that a new reporting entity has been created and requires that assets and liabilities be adjusted to their fair values as of the Effective Date in conformity with the procedures specified by Accounting Principles Board Opinion No. 16, "Business Combinations" ("APB 16"). In conjunction with the revaluation of assets and liabilities, a reorganization value for the entity is determined which generally approximates the fair value of the entity before considering debt and approximates the amount a buyer would pay for the assets of the entity after reorganization. Under fresh start reporting, the reorganization value of the entity is allocated to the entity's assets. If any portion of the reorganization value cannot be attributed to specific tangible or identified intangible assets of the emerging entity, such amount is reported as "reorganization value in excess of amounts allocable to identifiable assets." Advantica is amortizing such amount over a five-year amortization period. Advantica has "pushed down" the impact of fresh start reporting to its operating subsidiaries, including the Company. Accordingly, all financial statements for any period subsequent to the Effective Date are referred to as "Successor Company" as they reflect the periods subsequent to the implementation of fresh start reporting and are not comparable to the financial statements for periods prior to the Effective Date.

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

During the second quarter of 1998 the Company substantially completed valuation studies performed in connection with the revaluation of its assets and liabilities in accordance with fresh start reporting. Depreciation expense for the quarter ended July 1, 1998 includes an estimated $2.0 million representing the difference between the actual impact of the revaluation on depreciation for the 12 weeks ended April 1, 1998 and the estimated impact previously reported.

The effect of the Plan and the adoption of fresh start reporting on the Company's January 7, 1998 balance sheet are as follows:

                                                                 Predecessor               Adjustments               Successor
                                                                   Company                  for Fresh                 Company
(In thousands)                                                 January 7, 1998         Start Reporting (a)        January 7, 1998
                                                               ---------------         -------------------        ---------------
Assets
Current Assets:
   Cash and cash equivalents                                       $      3,493                                      $   3,493
   Receivables                                                            4,220           $     (140)                    4,080
   Receivable from Advantica                                              1,870                   ---                    1,870
   Inventories                                                            3,758                 (150)                    3,608
   Other                                                                  5,397                 (175)                    5,222
Property and equipment, net                                             116,860                28,459                  145,319
Other Assets:
   Goodwill, net                                                        186,515             (186,515)                      ---
   Other intangible assets, net                                           7,263                37,529                   44,792
   Deferred taxes                                                        25,487              (11,340)                   14,147
   Other                                                                  6,317                 (709)                    5,608
   Reorganization value in excess of amounts
     allocable to identifiable assets                                       ---               203,160                  203,160
                                                                  -------------           -----------               ----------
                                                                  $     361,180           $    70,119                $ 431,299
                                                                  =============           ===========                =========
Liabilities and Shareholder's Equity
Current liabilities:
   Current maturities of long-term debt                           $      16,942                                      $  16,942
   Accounts payable                                                      18,561                                         18,561
   Accrued salaries and vacation                                         11,369                                         11,369
   Accrued insurance                                                      4,306                                          4,306
   Accrued interest                                                       9,836                                          9,836
   Payable to Advantica                                                  10,314                                         10,314
   Other                                                                 16,019           $     5,639                   21,658
Long-Term Liabilities:
   Debt, less current maturities                                        195,652                13,336                  208,988
   Liability for self-insured claims                                      9,397                 2,700                   12,097
   Other noncurrent liabilities                                           2,718                14,791                   17,509

Shareholder's Equity:
   Common Stock: par value $0.10, 1,000 shares
      authorized, issued and outstanding                                    ---                                            ---
   Paid-in capital                                                       75,000                24,719                   99,719
   Deficit                                                               (8,934)                8,934                      ---
                                                                  -------------           ------------               ---------
                                                                  $     361,180           $    70,119                $ 431,299
                                                                  =============           ===========                =========

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

Note 3.       New Accounting Standards

In March 1998, the AICPA issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"), which provides guidance on accounting for the costs of computer software developed or obtained for internal use. SOP 98-1 requires capitalization of external and internal direct costs of developing or obtaining internal-use software as a long-lived asset and also requires training costs included in the purchase price of computer software and costs associated with research and development to be expensed as incurred. In April 1998, the AICPA issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" ("SOP 98-5"), which provides additional guidance on the financial reporting of start-up costs, requiring costs of start-up activities to be expensed as incurred.

In accordance with the adoption of fresh start reporting upon emergence from bankruptcy (see Note 2), the Company adopted both statements of position as of January 7, 1998. The adoption of SOP 98-1 at January 7, 1998 resulted in the write-off of previously capitalized direct costs of obtaining computer software associated with research and development totaling $0.4 million. Subsequent to the Effective Date, similar costs are being expensed as incurred. The adoption of SOP 98-5 at January 7, 1998 resulted in the write-off of previously capitalized pre-opening costs totaling $0.1 million. Subsequent to the Effective Date, pre-opening costs are being expensed as incurred.

Effective January 1, 1998, the Company adopted the provisions of Statement of Financial Accounting Standards No. 130, "Reporting of Comprehensive Income" ("SFAS 130"), which establishes standards for reporting and display of comprehensive income and its components in the financial statements. Comprehensive income is comprised of net income and other comprehensive income items, such as revenues, expenses, gains and losses that under generally accepted accounting principles are excluded from net income and reflected as a component of equity. For the 25 weeks ended July 1, 1998, the one week ended January 7, 1998 and the two quarters ended July 2, 1997, there were no differences between net income and comprehensive income.

Note 4.       Reorganization Items

Reorganization items included in the accompanying Statements of Consolidated Operations reflect the impact of the adjustment of assets and liabilities to fair value in accordance with SOP 90-7 as discussed in Note 2.

Note 5.       Change in Fiscal Year

Effective December 27, 1996, the Company changed its fiscal year end from the last Thursday of the calendar year to the last Wednesday of the calendar year. Due to the timing of this change, the 13-week period ended April 1, 1998 has six fewer days in comparison to the prior year quarter. For the purposes of management's discussion and analysis, the results of operations for the 25 weeks ended July 1, 1998 and the one week ended January 7, 1998 will be combined and referred to as the two quarters ended July 1, 1998.

Note 6.       Related Party Transactions

Certain administrative functions are provided for the Company by Advantica. The Company is allocated a portion of these expenses based upon services received. These allocations, which are in addition to fees equal to one percent of revenues payable to Advantica under the management service agreement, are included in operating expenses and totaled $0.6 million for the quarter ended July 1, 1998 and $1.2 million for the two quarters ended July 1, 1998. Payment of the fees to Advantica cannot occur unless certain financial targets are met as described in the Company's senior note indenture and in the FRI-M Credit Agreement. Advantica's method of allocating these expenses is not the only reasonable method and other reasonable methods of allocation might produce different results.

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


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is intended to highlight significant changes in financial position as of July 1, 1998 and the results of operation for the 25 weeks ended July 1, 1998 and one week ended January 7, 1998 as compared to the corresponding 1997 periods. For purposes of providing a meaningful comparison of the Company's quarterly operating performance, the following discussion and presentation of the results of operations for the two quarters ended July 1, 1998 reflect the sum of the 25 weeks ended July 1, 1998 (Successor Company) and the one week ended January 7, 1998 (Predecessor Company). Where appropriate, the impact of the adoption of fresh start reporting on the results of operations during this period will be separately disclosed.

The forward-looking statements included in Management's Discussion and Analysis of Financial Condition and Results of Operations, which reflect management's best judgment based on factors currently known, involve risks, uncertainties, and other factors which may cause the actual performance of FRD, its subsidiary, and underlying concepts to be materially different from the performance indicated or implied by such statements. Such factors include, among others: competitive pressures from within the restaurant industry; the level of success of the Company's operating initiatives and advertising and promotional efforts, including the initiatives and efforts specifically mentioned herein; the ability of the Company to mitigate the impact of the Year 2000 issue successfully; adverse publicity; changes in business strategy or development plans; terms and availability of capital; regional weather conditions; overall changes in the general economy, particularly at the retail level; and other factors included in the discussion below, or in the Management's Discussion and Analysis and in
Exhibit 99 to the Company's Annual Report on Form 10-K for the period ended December 31, 1997.

Results of Operations

Quarter Ended July 1, 1998 Compared to Quarter Ended July 2, 1997

The table below summarizes restaurant activity for the quarter ended July 1, 1998.


                                Ending Units        Units           Units            Units           Ending Units       Ending Units
                                   4/1/98          Opened       Closed/Sold      Refranchised          7/1/98              7/2/97
Coco's
     Company-owned units            176              --              (1)                --                175                185
     Franchised units                18              --              (1)                --                 17                  7
     Licensed units                 295               4              (3)                --                296                286
                                  -----           -----           -----              -----              -----              -----
                                    489               4              (5)                --                488                478
                                  -----           -----           -----              -----              -----              -----
Carrows
     Company-owned units            139              --              (1)                (1)               137                156
     Franchised units                16               1              --                  1                 18                  1
                                  -----           -----           -----              -----              -----              -----
                                    155               1              (1)                --                155                157
                                  -----           -----           -----              -----              -----              -----
                                    644               5              (6)                --                643                635
                                  =====           =====           =====             ======              =====              =====


COCO'S
                                                                  Quarter                    Quarter                       %
($ in millions, except average unit and                            Ended                      Ended                    Increase/
comparable store data)                                          July 1, 1998              July 2, 1997                (Decrease)

U.S. systemwide sales                                            $     70.6                 $      70.3                     0.4
                                                                 ==========                 ===========

Net company sales                                                $     64.9                 $      67.6                    (4.0)
Franchise and foreign licensing revenue                                 0.8                         1.4                   (42.9)
                                                                 ----------                 -----------
     Total revenue                                                     65.7                        69.0                    (4.8)
                                                                 ----------                 -----------
Operating expenses:
   Amortization of reorganization value in excess of
      amounts allocable to identifiable assets                          5.6                         ---                      NM
   Other                                                               62.1                        64.3                    (3.4)
                                                                 ----------                 -----------
   Total operating expenses                                            67.7                        64.3                     5.3
                                                                 ----------                 -----------
Operating (loss) income                                          $     (2.0)                $       4.7                      NM
                                                                 ==========                 ===========

Average unit sales
     Company-owned                                                 $370,100                    $367,400                     0.7
     Franchised                                                    $336,800                    $434,000                   (22.4)

Comparable store data (Company-owned)
      Comparable store sales decrease                                (0.8%)                      (1.5%)
      Average guest check                                            $7.15                       $6.73                      6.2

NM = Not Meaningful

Coco's NET COMPANY SALES for the second quarter ended July 1, 1998 decreased $2.7 million (4.0%) as compared to the prior year comparable quarter. This decrease reflects a 10-unit decrease in the number of Company-owned restaurants and a slight decrease in comparable store sales. The decrease in comparable store sales is largely due to a decrease in customer traffic partially offset by an increase in average guest check. The increase in average guest check resulted from menu price increases instituted in August 1997 and February 1998 in response to minimum wage increases. FRANCHISE AND FOREIGN LICENSING REVENUE decreased $0.6 million (42.9%) for the second quarter of 1998 as compared to the second quarter of 1997, reflecting a stronger dollar versus the yen. This decline was partially offset by the addition of 10 domestic franchised units and a net increase of 10 foreign licensed units over the prior year quarter. The increase in the number of franchised units also explains the large variance in franchise average unit sales as the calculation for the prior year reflected only a small number of franchised units (seven units).

Coco's OPERATING EXPENSES for the second quarter of 1998 increased $3.4 million compared to the prior year quarter. The comparability of 1998 to 1997 operating results is significantly affected by the impact of the adoption of fresh start reporting as of January 7, 1998. Specifically, the amortization of reorganization value in excess of amounts allocable to identifiable assets, which is over a five-year period, totaled $5.6 million for the quarter ended July 1, 1998. In addition, the adjustment of property and equipment and other intangible assets to fair value resulted in an increase in amortization and depreciation of $1.9 million. Excluding the effect of the impact of fresh start reporting, operating expenses decreased $4.1 million (6.4%), reflecting the effect of the 10-unit decrease in Company-owned restaurants and the impact of cost reduction programs implemented to increase operating margins.

Excluding the impact of the adoption of fresh start reporting, OPERATING INCOME for the second quarter of 1998 increased $0.8 million from the prior year comparable quarter as a result of the factors noted above.

CARROWS

                                                                       Quarter                  Quarter                     %
($ in millions, except average unit and                                 Ended                    Ended                  Increase/
 comparable store data)                                              July 1, 1998             July 2, 1997             (Decrease)

U.S. systemwide sales                                                $       52.7             $       53.9                (2.2)
                                                                     ============             ============
Net company sales                                                    $       47.8             $       53.3               (10.3)
Franchise revenue                                                             0.3                      0.1                  NM
                                                                     ------------             ------------
   Total revenue                                                             48.1                     53.4                (9.9)
                                                                     ------------             ------------
Operating expenses:
   Amortization of reorganization value in excess of
    amounts allocable to identifiable assets                                  4.4                      ---                  NM
   Other                                                                     46.8                     50.8                (7.9)
                                                                     ------------             ------------
   Total operating expenses                                                  51.2                     50.8                 0.8
                                                                     ------------             ------------
Operating (loss) income                                              $       (3.1)            $        2.6                  NM
                                                                     ============             ============

Average unit sales
   Company-owned                                                         $343,600                 $339,600                 1.2
   Franchised                                                            $292,200                       NM

Comparable store data (Company-owned)
   Comparable store sales decrease                                          (1.3%)                   (3.2%)
   Average guest check                                                      $6.91                    $6.50                 6.3

   NM = Not Meaningful

Carrows' NET COMPANY SALES for the second quarter ended July 1, 1998 decreased $5.5 million (10.3%) as compared to the prior year comparable quarter. This decrease reflects a 19-unit decrease in the number of Company-owned restaurants, 13 of which were converted to franchise units, and a decrease in comparable store sales. The decrease in comparable store sales is largely due to a decrease in customer traffic, offset by an increase in average guest check. The increase in average guest check resulted from menu price increases instituted in July 1997 and February 1998 in response to minimum wage increases. FRANCHISE REVENUE increased $0.2 million for the second quarter of 1998 as compared to the second quarter of 1997, reflecting the addition of 17 franchised units over the prior year quarter.

Carrows' OPERATING EXPENSES for the second quarter of 1998 increased $0.4 million compared to the prior year quarter. The comparability of 1998 to 1997 operating results is significantly affected by the impact of the adoption of fresh start reporting as of January 7, 1998. Specifically, the amortization of reorganization value in excess of amounts allocable to identifiable assets, which is over a five-year period, totaled $4.4 million for the quarter ended July 1, 1998. In addition, the adjustment of property and equipment and other intangible assets to fair value resulted in an increase in amortization and depreciation of $1.4 million. Excluding the effect of the impact of fresh start reporting, operating expenses decreased $5.4 million (10.6%), reflecting the effect of the 19-unit decrease in Company-owned restaurants and the impact of cost reduction programs implemented to increase operating margins.

Excluding the impact of the adoption of fresh start reporting, OPERATING INCOME for the second quarter of 1998 increased $0.1 million as compared to the prior year comparable quarter as a result of the factors noted above.

FRD CONSOLIDATED

During the second quarter of 1998 the Company substantially completed valuation studies performed in connection with the revaluation of its assets and liabilities in accordance with fresh start reporting. Depreciation expense for the quarter ended July 1, 1998 includes an estimated $2.0 million representing the difference between the actual impact of the revaluation on depreciation for the 12 weeks ended April 1, 1998 and the estimated impact previously reported.

CONSOLIDATED INTEREST AND DEBT EXPENSE decreased $0.5 million (6.6%) for the quarter ended July 1, 1998 as compared to the prior year quarter. This decrease is attributed to the lower effective yield on Company debt resulting from the revaluation of such debt to fair value in accordance with fresh start reporting and to the lower level of outstanding debt in the 1998 period.

The PROVISION FOR INCOME TAXES from continuing operations for the quarter has been computed based on management's estimate of the annual effective income tax rate applied to loss before taxes. The Company recorded an income tax benefit reflecting an effective income tax rate of approximately (11%) for the quarter ended July 1, 1998 compared to a provision reflecting an approximate rate of 15% for the quarter ended July 2, 1997. The change in the effective income tax rate from the prior year can be attributed to the recognition of certain FICA income tax credits.

The increase in CONSOLIDATED NET LOSS of $9.9 million in comparison to the prior year quarter is a result of the above items.

Two quarters Ended July 1, 1998 Compared to Two Quarters Ended July 2, 1997

COCO'S

                                                               Two Quarters                Two Quarters                    %
($ in millions, except average unit and                            Ended                      Ended                    Increase/
comparable store data)                                          July 1, 1998              July 2, 1997                (Decrease)

U.S. systemwide sales                                            $    140.5               $      143.3                   (2.0)
                                                                 ==========               ============

Net company sales                                                $    129.2               $      138.5                   (6.7)
Franchise and foreign licensing revenue                                 1.8                        2.0                  (10.0)
                                                                 ----------               ------------
     Total revenue                                                    131.0                      140.5                   (6.8)
                                                                 ----------               ------------
Operating expenses:
   Amortization of reorganization value in excess of
      amounts allocable to identifiable assets                         10.8                        ---                     NM
   Other                                                              123.7                      132.2                   (6.4)
                                                                 ----------               ------------
   Total operating expenses                                           134.5                      132.2                    1.7
                                                                 ----------               ------------
Operating (loss) income                                          $     (3.5)              $        8.3                     NM
                                                                 ===========              ============

Average unit sales
     Company-owned                                                 $735,000                   $753,000                   (2.4)
     Franchised                                                    $663,900                   $874,900                  (24.1)

Comparable store data (Company-owned)
      Comparable store sales decrease                                 (0.4%)                     (1.1%)
      Average guest check                                             $7.07                      $6.66                    6.2

NM = Not Meaningful

Coco's NET COMPANY SALES for the two quarters ended July 1, 1998 decreased $9.3 million (6.7%) as compared to the prior year comparable period. This decrease reflects a 10-unit decrease in the number of Company-owned restaurants, a $4.8 million impact due to six fewer reporting days in the 1998 period compared to the prior year period and a slight decrease in comparable store sales. The decrease in comparable store sales is due to a decrease in customer traffic offset by an increase in average guest check. The increase in average guest check resulted from menu price increases instituted in August 1997 and February 1998 in response to minimum wage increases. FRANCHISE AND FOREIGN LICENSING REVENUE decreased $0.2 million (10.0%) for the two quarters ended July 1, 1998 as compared to the prior year comparable period, resulting primarily from a stronger dollar versus the yen. This decline was partially offset by the addition of 10 domestic franchised units and a net increase of 10 foreign licensed units over the prior year. The increase in the number of franchised units also explains the large variance in franchise average unit sales as the calculation for the prior year reflected only a small number of franchised units (seven units).


Coco's OPERATING EXPENSES for the two quarters ended July 1, 1998 increased $2.3 million as compared to the prior year comparable period. The comparability of 1998 to 1997 operating results is significantly affected by the impact of the adoption of fresh start reporting as of January 7, 1998. Specifically, the amortization of reorganization value in excess of amounts allocable to identifiable assets, which is over a five-year period, totaled $10.8 million for the two quarters ended July 1, 1998. In addition, the adjustment of property and equipment and other intangible assets to fair value resulted in an increase in amortization and depreciation of $1.6 million. Excluding the effect of the impact of fresh start reporting, operating expenses decreased $10.1 million (7.6%), reflecting the effect of six fewer reporting days than in the prior year comparable period, the 10-unit decrease in Company-owned restaurants and management's continued focus on cost controls.

Excluding the impact of the adoption of fresh start reporting, OPERATING INCOME for the two quarters ended July 1, 1998 increased $0.6 million from the prior year comparable period as a result of the factors noted above.

CARROWS

                                                                Two Quarters              Two Quarters                  %
($ in millions, except average unit and                            Ended                    Ended                  Increase/
 comparable store data)                                         July 1, 1998              July 2, 1997             (Decrease)

U.S. systemwide sales                                            $    102.9                $    109.7                 (6.2)
                                                                 ==========                ==========
Net company sales                                                $     93.8                $    108.8                (13.8)
Franchise revenue                                                       0.5                       0.1                   NM
                                                                 ----------                ----------
   Total revenue                                                       94.3                     108.9                (13.4)
                                                                 ----------              ------------
Operating expenses:
   Amortization of reorganization value in excess
      of amounts allocable to identifiable assets                       8.5                      ---                    NM
   Other                                                               92.0                    104.1                 (11.6)
                                                                 ----------              -----------
   Total operating expenses                                           100.5                    104.1                  (3.5)
                                                                 ----------              -----------
Operating (loss) income                                          $     (6.2)             $       4.8                    NM
                                                                 ==========              ===========

Average unit sales
   Company-owned                                                   $671,500               $  688,900                  (2.5)
   Franchised                                                      $577,000                       NM

Comparable store data (Company-owned)
   Comparable store sales decrease                                    (1.3%)                   (2.0%)
   Average guest check                                                $6.85                    $6.44                   6.4

   NM = Not Meaningful

Carrows' NET COMPANY SALES decreased $15.0 million (13.8%) for the two quarters ended July 1, 1998 as compared to the prior year comparable period. This decrease reflects a 19-unit decrease in the number of Company-owned restaurants, 13 of which were converted to franchise units, a $3.8 million impact due to six fewer reporting days in the 1998 period compared to the prior year period and a decrease in comparable store sales. The decrease in comparable store sales is largely due to a decrease in customer traffic, offset by an increase in average guest check. The increase in average guest check resulted from menu price increases instituted in July 1997 and February 1998 in response to minimum wage increases. FRANCHISE REVENUE increased $0.4 million for the two quarters ended July 1, 1998 as compared to the prior year comparable period. This increase resulted from the addition of 17 franchised units over the prior year quarter.

Carrows' OPERATING EXPENSES for the two quarters ended July 1, 1998 decreased $3.6 million compared to the prior year comparable period. The comparability of 1998 to 1997 operating results is significantly affected by the impact of the adoption of fresh start reporting as of January 7, 1998. Specifically, the amortization of reorganization value in excess of amounts allocable to identifiable assets, which is over a five-year period, totaled $8.5 million for the two quarters ended July 1, 1998. In addition, the adjustment of property and equipment and other intangible assets to fair value resulted in an increase in amortization and depreciation of $1.1 million. Excluding the effect of the impact of fresh start reporting, operating expenses decreased $13.2 million (12.7%), reflecting the effect of six fewer reporting days than in the prior year comparable period, the 19-unit decrease in Company-owned restaurants and management's continued focus on cost controls.

Excluding the impact of the adoption of fresh start reporting, OPERATING INCOME for the two quarters ended July 1,1998 decreased $1.4 million from the prior year comparable quarter as a result of the factors noted above.

FRD CONSOLIDATED

CONSOLIDATED INTEREST AND DEBT EXPENSE decreased $0.9 million (5.9%) for the two quarters ended July 1, 1998 as compared to the prior year comparable period. This decrease is attributed to the lower effective yield on Company debt resulting from the revaluation of such debt to fair value in accordance with fresh start reporting and to the lower level of outstanding debt in the 1998 period.

The PROVISION FOR INCOME TAXES from continuing operations for the 25 weeks ended July 1, 1998 has been computed based on management's estimate of the annual effective income tax rate applied to loss before taxes. The Company recorded an income tax benefit reflecting an effective income tax rate of approximately (5%) for the 25 weeks ended July 1, 1998 compared to a provision reflecting an approximate rate of 7% for the 26 weeks ended July 2, 1997. The provision for the one week period ended January 7, 1998 of $11.3 million primarily relates to the tax effect of the revaluation of the Company's assets and liabilities in accordance with fresh start accounting. The change in the effective income tax rate from the prior year can be attributed to the recognition of certain FICA income tax credits.

The increase in CONSOLIDATED NET INCOME of $13.6 million for the two quarters ended July 1, 1998 as compared to the prior year comparable period is a result of the above items.

Liquidity and Capital Resources

In connection with the acquisition of FRI-M, the Company entered into a credit agreement (the "Credit Agreement") on May 23, 1996, which provides for a $35.0 million revolving credit facility, which is also available for letters of credit. At July 1, 1998, the Company had no outstanding working capital borrowings; however, letters of credit outstanding were $19.4 million.

At July 1, 1998 and December 31, 1997 the Company had working capital deficits of $80.8 million and $68.7 million, respectively. The increase in the working capital deficit is attributable primarily to a use of cash resulting from $13.1 million in term loan payments made during the two quarters ended July 1, 1998. The Company is able to operate with a substantial working capital deficiency because: (i) restaurant operations are conducted on a cash (and cash equivalent) basis with a low level of accounts receivable, (ii) rapid turnover allows a limited investment in inventories; and (iii) accounts payable for food, beverages, and supplies usually become due after the receipt of cash from related sales. The Company intends to continue to operate with working capital deficiencies and to rely upon internally generated funds and borrowings under the Credit Agreement to finance its daily restaurant operations.

                           PART II - OTHER INFORMATION

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.

a.         The following are included as exhibits to this report:


EXHIBIT
   NO.     DESCRIPTION

27         Financial Data Schedule
---------------------

(b) No reports on Form 8-K were filed during the quarter ended July 1, 1998.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     FRD ACQUISITION CO.



Date:      August 17, 1998           By:   /s/ Ronald B. Hutchison
                                         --------------------------------
                                         Ronald B. Hutchison
                                         Executive Vice President
                                         (Duly authorized officer of
                                         registrant/principal financial officer)