Form 10-Q
period 1998-09-30
FRD ACQUISITION CO
filed 1998-11-05
CIK 1017916

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 1998, or

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ___________ to
         ___________

Commission file number              333-07601

--------------------------------------------------------------------------------
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

Yes [X]                No [ ]

As of November 2, 1998, 1,000 shares of the registrant's Common Stock, $0.10 par value per share, were outstanding, all of which were owned by the registrant's parent, Advantica Restaurant Group, Inc.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

FRD Acquisition Co.
Condensed Statements of Consolidated Operations
(Unaudited)


                                                                 Successor Company            Predecessor Company
                                                                   Quarter Ended                 Quarter Ended
                                                                September 30, 1998              October 1, 1997
                                                                ------------------             ----------------
(In thousands)
Net company sales                                                     $   110,831                 $   120,514
Franchise and foreign licensing revenue                                     1,152                       1,252
                                                                      -----------                 -----------
Operating revenue                                                         111,983                     121,766
                                                                      -----------                 -----------
Operating expenses:
   Product cost                                                            31,308                      33,631
   Payroll and benefits                                                    40,693                      42,942
   Amortization of reorganization value in excess
     of amounts allocable to identifiable assets                            9,784                         ---
   Depreciation and amortization of property                                8,225                       5,792
   Amortization of other intangibles                                          850                       1,502
   Management fees to Advantica                                             1,120                       1,218
   Allocated costs from Advantica                                             625                         625
   Other                                                                   24,188                      30,575
                                                                      -----------                ------------
                                                                          116,793                     116,285
                                                                      -----------                ------------
Operating (loss) income                                                   (4,810)                       5,481
                                                                      -----------                ------------
Other charges:
   Interest and debt expense, net                                           6,945                       7,203
   Other, net                                                                  41                          23
                                                                      -----------                ------------
                                                                            6,986                       7,226
                                                                      -----------                ------------
Loss before taxes                                                        (11,796)                      (1,745)
Benefit from income taxes                                                   (521)                      (2,299)
                                                                      ----------                 ------------
Net (loss) income                                                     $  (11,275)                $        554
                                                                      ==========                 ============




                             See accompanying notes

FRD Acquisition Co.
Condensed Statements of Consolidated Operations
(Unaudited)


                                                                          Successor Company             Predecessor Company
                                                                         Thirty-eight Weeks         One Week          Three Quarters
                                                                               Ended                  Ended               Ended
                                                                         September 30, 1998      January 7, 1998     October 1, 1997
                                                                         ------------------      ---------------     ---------------
(In thousands)
Net company sales                                                                 $ 325,600           $   8,266           $ 367,890
Franchise and foreign licensing revenue                                               3,298                 115               3,330
                                                                                  ---------           ---------           ---------
Operating revenue                                                                   328,898               8,381             371,220
                                                                                  ---------           ---------           ---------
Operating expenses:
   Product cost                                                                      87,883               2,255             100,996
   Payroll and benefits                                                             120,583               3,139             132,673
   Amortization of reorganization value in excess of
      amounts allocable to identifiable assets                                       29,130                --                  --
   Depreciation and amortization of property                                         23,934                 469              18,010
   Amortization of other intangibles                                                  1,774                 122               4,349
   Management fees to Advantica                                                       3,289                  84               3,712
   Allocated costs from Advantica                                                     1,827                  48               1,875
   Other                                                                             75,039               2,218              91,030
                                                                                  ---------           ---------           ---------
                                                                                    343,459               8,335             352,645
                                                                                  ---------           ---------           ---------
Operating (loss) income                                                             (14,561)                 46              18,575
                                                                                  ---------           ---------           ---------
Other charges (credits):
   Interest and debt expense, net                                                    20,466                 585              22,201
   Other, net                                                                           (44)               --                   408
                                                                                  ---------           ---------           ---------
                                                                                     20,422                 585              22,609
                                                                                  ---------           ---------           ---------
Loss before reorganization items and taxes                                          (34,983)               (539)             (4,034)
Reorganization items                                                                   --               (44,993)               --
                                                                                  ---------           ---------           ---------
(Loss) income before taxes                                                          (34,983)             44,454              (4,034)
(Benefit from) provision for income taxes                                            (1,737)             11,367              (2,140)
                                                                                  ---------           ---------           ---------
Net (loss) income                                                                 $ (33,246)          $  33,087           $  (1,894)
                                                                                  =========           =========           =========


                             See accompanying notes

FRD Acquisition Co.
Condensed Consolidated Balance Sheets
(Unaudited)


                                                        Successor Company       Predecessor Company
                                                       September 30, 1998       December 31, 1997
                                                       ------------------      -------------------
(In thousands)
ASSETS
Current Assets:
   Cash and cash equivalents                               $   6,971                $   9,051
   Receivables                                                 3,745                    4,661
   Receivable from Advantica                                    --                      1,870
   Inventories                                                 3,161                    3,758
   Other                                                       5,814                    9,132
                                                           ---------                ---------
                                                              19,691                   28,472
                                                           ---------                ---------

Property and equipment                                       152,841                  151,675
Accumulated depreciation                                     (23,463)                 (34,346)
                                                           ---------                ---------
                                                             129,378                  117,329
                                                           ---------                ---------

Other Assets:
  Reorganization value in excess of amounts allocable to
     identifiable assets, net                                170,426                    --
  Goodwill, net                                                 --                    186,613
  Other intangibles, net                                      42,417                    7,275
  Deferred taxes                                              17,010                   25,487
  Other                                                        4,249                    6,352
                                                           ---------                ---------
                                                             234,102                  225,727
                                                           ---------                ---------
Total Assets                                               $ 383,171                $ 371,528
                                                           =========                =========

                             See accompanying notes

FRD Acquisition Co.
Condensed Consolidated Balance Sheets
(Unaudited)


                                                     Successor Company          Predecessor Company
                                                     September 30, 1998          December 31, 1997
                                                     ------------------         ------------------

(In thousands)
LIABILITIES AND SHAREHOLDER'S EQUITY

Current Liabilities:
   Current maturities of long-term debt                 $  28,194                   $  23,457
   Accounts payable                                        25,158                      21,645
   Accrued salaries and vacations                           8,525                      12,820
   Accrued insurance                                        5,129                       4,560
   Accrued interest                                         4,436                       9,282
   Payable to Advantica                                    15,331                      10,182
   Other                                                   19,692                      15,184
                                                        ---------                   ---------
                                                          106,465                      97,130
                                                        ---------                   ---------

Long-term Liabilities:
   Debt, less current maturities                          183,852                     195,652
   Liability for self-insured claims                        9,541                       9,397
   Other noncurrent liabilities                            16,840                       2,716
                                                        ---------                   ---------
                                                          210,233                     207,765
                                                        ---------                   ---------
                                                          316,698                     304,895
                                                        ---------                   ---------

Shareholder's Equity:
   Common stock:  par value $0.10; 1,000 shares
      authorized , issued and outstanding                    --                         --
   Paid-in capital                                         99,719                     75,000
   Deficit                                                (33,246)                    (8,367)
                                                        ---------                  ---------
Total Shareholder's Equity                                 66,473                     66,633
                                                        ---------                  ---------
Total Liabilities and Shareholder's Equity              $ 383,171                  $ 371,528
                                                        =========                  =========




                             See accompanying notes

FRD Acquisition Co.
Statements of Consolidated Cash Flows
(Unaudited)

                                                                  Successor Company                      Predecessor Company
                                                                 Thirty-eight Weeks          One Week                Three Quarters
                                                                        Ended                 Ended                      Ended
                                                                  September 30, 1998       January 7, 1998           October 1, 1997
                                                                  ------------------       ---------------           ---------------

(In thousands)
Cash Flows From Operating Activities:
Net income (loss)                                                      $(33,246)              $ 33,087                  $ (1,894)
Adjustments to reconcile income (loss) to
  cash flows from operating activities:
   Amortization of reorganization value in excess of
     amounts allocable to identifiable assets                            29,130                   --                         --
   Depreciation and amortization of property                             23,934                    469                    18,010
   Amortization of other intangibles                                      1,774                    122                     4,349
   Amortization of deferred financing costs                                 989                     28                     1,017
   Amortization of debt premium                                          (1,123)                  --                         --
   Gain on disposition of assets                                            (16)                  --                         (97)
   Gain on lease buyouts                                                 (3,628)                  --                         --
   Deferred tax (benefit) provision                                      (2,863)                11,340                    (3,611)
   Noncash reorganization items                                             --                 (44,993)                      --
Decrease (increase) in assets:
   Receivables                                                              524                    252                     1,926
   Inventories                                                              447                   --                       1,576
   Other current assets                                                   1,758                  3,918                       591
   Other assets                                                           1,104                   --                      (1,764)
Increase (decrease) in liabilities:
   Accounts payable                                                       8,075                 (3,085)                   (3,413)
   Accrued salaries and vacation                                         (2,844)                (1,451)                     (315)
   Payable to Advantica                                                   5,017                    132                     5,584
   Other accrued liabilities                                            (11,067)                 1,388                   (11,694)
   Liability for self-insurance claims                                     (864)                  (253)                   (4,572)
   Other noncurrent liabilities                                              25                      3                       597
                                                                       --------               --------                  --------
Net cash flows from operating activities                                 17,126                    957                     6,290
                                                                       --------               --------                  --------

Cash flows From Investing Activities:
   Purchase of property                                                  (6,243)                  --                      (7,542)
   Proceeds from lease buyouts                                            3,650                   --                         --
   Proceeds from disposition of property                                    162                   --                       5,681
                                                                       --------               --------                  --------
Net cash flows used in investing activities                              (2,431)                  --                      (1,861)
                                                                       --------               --------                  --------

Cash Flows From Financing Activities:
   Principal debt payments, net                                         (11,217)                (6,515)                  (14,585)
   Deferred financing costs                                                 --                    --                          (2)
                                                                       --------               --------                  --------
Net cash flows used in financing activities                             (11,217)                (6,515)                  (14,587)
                                                                       --------               --------                  --------

Increase (decrease) in cash and cash equivalents                          3,478                 (5,558)                  (10,158)
Cash and Cash Equivalents at:
   Beginning of period                                                    3,493                  9,051                    14,300
                                                                       --------               --------                  --------
   End of period                                                       $  6,971               $  3,493                  $  4,142
                                                                       ========               ========                  ========

                             See accompanying notes

FRD Acquisition Co.
Notes to Consolidated Financial Statements
September 30, 1998
(Unaudited)


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

The consolidated financial statements of the Company are unaudited and include all adjustments management believes are necessary for a fair presentation of the results of operations for such interim periods. All such adjustments are of a normal and recurring nature. The interim consolidated financial statements should be read in conjunction with the Consolidated and Combined Financial Statements and notes thereto for the year ended December 31, 1997 and the related Management's Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in the FRD Acquisition Co. 1997 Annual Report on Form 10-K (the "FRD 10-K"). The results of operations for the 38 weeks ended September 30, 1998 and the one week ended January 7, 1998 are not necessarily indicative of the results for the entire fiscal year ending December 30, 1998.

Certain prior year amounts have been reclassified to conform to the 1998 presentation.

Note 2.       Fresh Start Reporting

As of the Effective Date, Advantica adopted fresh start reporting pursuant to the guidance provided by the AICPA's Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7"). Fresh start reporting assumes that a new reporting entity has been created and requires that assets and liabilities be adjusted to their fair values as of the Effective Date in conformity with the procedures specified by Accounting Principles Board Opinion No. 16, "Business Combinations" ("APB 16"). In conjunction with the revaluation of assets and liabilities, a reorganization value for the entity is determined which generally approximates the fair value of the entity before considering debt and approximates the amount a buyer would pay for the assets of the entity after reorganization. Under fresh start reporting, the reorganization value of the entity is allocated to the entity's assets. If any portion of the reorganization value cannot be attributed to specific tangible or identified intangible assets of the emerging entity, such amount is reported as "reorganization value in excess of amounts allocable to identifiable assets." Advantica is amortizing such amount over a five-year amortization period. Advantica has "pushed down" the impact of fresh start reporting to its operating subsidiaries, including the Company. Accordingly, all financial statements for any period subsequent to the Effective Date are referred to as "Successor Company" statements, as they reflect the periods subsequent to the implementation of fresh start reporting and are not comparable to the financial statements for periods prior to the Effective Date.

The total reorganization value assigned to the Company's assets was estimated based on a review of the operating performance of companies in the restaurant industry that offer products and services that are comparable to or competitive with the Company. Multiples were established for these companies with respect to the following: (i) enterprise value (defined as market value of outstanding equity, plus debt, minus cash and cash equivalents)/revenues for the four most recent fiscal quarters; (ii) enterprise value/earnings before interest, taxes, depreciation and amortization for the four most recent fiscal quarters; and
(iii) enterprise value/earnings before interest and taxes for the four most recent fiscal quarters. The Company did not independently verify the information for the comparative companies considered in its valuations, which information was obtained from publicly available reports. The foregoing multiples were then applied to the Company's financial forecast. Valuations achieved in selected merger and acquisition transactions involving comparable businesses were used as further validation of the valuation range. The total reorganization value of the Company of $326 million is the midpoint of a range of values determined based on the above methodology.

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

The effect of the Plan and the adoption of fresh start reporting on the Company's January 7, 1998 balance sheet are as follows:

                                                                 Predecessor               Adjustments               Successor
                                                                   Company                  for Fresh                 Company
(In thousands)                                                 January 7, 1998         Start Reporting (a)        January 7, 1998
                                                               ---------------         -------------------        ---------------
Assets
Current Assets:
   Cash and cash equivalents                                       $      3,493                                   $      3,493
   Receivables                                                            4,220           $     (140)                    4,080
   Receivable from Advantica                                              1,870                   ---                    1,870
   Inventories                                                            3,758                 (150)                    3,608
   Other                                                                  5,397                 (175)                    5,222
Property and equipment, net                                             116,860                28,459                  145,319
Other Assets:
   Goodwill, net                                                        186,515             (186,515)                      ---
   Other intangible assets, net                                           7,263                37,529                   44,792
   Deferred taxes                                                        25,487              (11,340)                   14,147
   Other                                                                  6,317                 (709)                    5,608
   Reorganization value in excess of amounts
     allocable to identifiable assets                                       ---               203,160                  203,160
                                                                      ----------          -----------                ---------
                                                                      $ 361,180           $    70,119                $ 431,299
                                                                      =========           ===========                =========
Liabilities and Shareholder's Equity
Current liabilities:
   Current maturities of long-term debt                               $  16,942                                      $  16,942
   Accounts payable                                                      18,561                                         18,561
   Accrued salaries and vacation                                         11,369                                         11,369
   Accrued insurance                                                      4,306                                          4,306
   Accrued interest                                                       9,836                                          9,836
   Payable to Advantica                                                  10,314                                         10,314
   Other                                                                 16,019           $     5,639                   21,658
Long-Term Liabilities:
   Debt, less current maturities                                        195,652                13,336                  208,988
   Liability for self-insured claims                                      9,397                 2,700                   12,097
   Other noncurrent liabilities                                           2,718                14,791                   17,509

Shareholder's Equity:
   Common Stock: par value $0.10, 1,000 shares
      authorized, issued and outstanding                                    ---                                            ---
   Paid-in capital                                                       75,000                24,719                   99,719
   Deficit                                                               (8,934)                8,934                      ---
                                                                      ---------           -----------                ---------
                                                                      $ 361,180           $    70,119                $ 431,299
                                                                      =========           ===========                =========

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

In conjunction with the adoption of fresh start reporting upon emergence from bankruptcy (see Note 2), the Company adopted both statements of position as of January 7, 1998. The adoption of SOP 98-1 at January 7, 1998 resulted in the write-off of previously capitalized direct costs of obtaining computer software associated with research and development totaling $0.4 million. Subsequent to the Effective Date, similar costs are being expensed as incurred. The adoption of SOP 98-5 at January 7, 1998 resulted in the write-off of previously capitalized pre-opening costs totaling $0.1 million. Subsequent to the Effective Date, pre-opening costs are being expensed as incurred.

Effective January 1, 1998, the Company adopted the provisions of Statement of Financial Accounting Standards No. 130, "Reporting of Comprehensive Income" ("SFAS 130"), which establishes standards for reporting and displaying comprehensive income and its components in the financial statements. Comprehensive income is comprised of net income and other comprehensive income items, such as revenues, expenses, gains and losses that under generally accepted accounting principles are excluded from net income and reflected as a component of equity. For the 38 weeks ended September 30, 1998, the one week ended January 7, 1998 and the three quarters ended October 1, 1997, there were no differences between net income and comprehensive income.

Note 4.       Reorganization Items

Reorganization items included in the accompanying Statements of Consolidated Operations reflect the impact of the adjustment of assets and liabilities to fair value in accordance with SOP 90-7 as discussed in Note 2.

Note 5.       Change in Fiscal Year

Effective December 27, 1996, the Company changed its fiscal year end from the last Thursday of the calendar year to the last Wednesday of the calendar year. As a result of the timing of this change, the first three quarters of 1997 include more than 39 weeks of operations. The 1998 comparable period consisted of 39 weeks.

Note 6.       Related Party Transactions

In September 1998, the Company entered into a lease buyout agreement with Denny's, Inc., a wholly-owned subsidiary of Advantica. Under the terms of the agreement, Denny's paid $2.3 million in cash proceeds in exchange for the right to assume the leases associated with 13 restaurant units. The negotiated purchase price was deemed to approximate market value as substantiated by a purchase offer from an unrelated party for the same 13 units. As a result of the transaction, the Company recognized a $2.6 million gain which is recorded as a reduction to other operating expenses in the accompanying statement of consolidated operations. Due to the intercompany nature of the transaction, the entire gain is eliminated in the statement of consolidated operations of Advantica.

Certain administrative functions are provided for the Company by Advantica. The Company is allocated a portion of these expenses based upon services received. These allocations, which are in addition to fees equal to one percent of revenues payable to Advantica under the management service agreement, are included in operating expenses and totaled $0.6 million for the quarter ended September 30, 1998 and $1.9 million for the three quarters ended September 30, 1998. Payment of the fees to Advantica cannot occur unless certain financial targets are met as described in the Company's senior note indenture and in the FRI-M Credit Agreement. Advantica's method of allocating these expenses is not the only reasonable method and other reasonable methods of allocation might produce different results.

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

      (c) Advantica had 100 million authorized shares of Common Stock (of which 40 million were issued and outstanding on the Effective Date) and 25 million authorized shares of preferred stock (none of which are currently outstanding). Pursuant to the Plan, 10% of the number of shares of Common Stock issued and outstanding on the Effective Date, on a fully diluted basis, was reserved for issuance under a new management stock option program. Additionally, 4 million shares of Common Stock were reserved for issuance upon the exercise of new warrants expiring Janu-ary 7, 2005 that were issued and outstanding on the Effective Date and that entitle the holders thereof to purchase in the aggregate 4 million shares of Common Stock at an exercise price of $14.60 per share (the "Warrants");

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is intended to highlight significant changes in financial position as of September 30, 1998 and the results of operations for the quarter ended September 30, 1998, the 38 weeks ended September 30, 1998 and the one week ended January 7, 1998 as compared to the quarter and three quarters ended October 1, 1997. For purposes of providing a meaningful comparison of the Company's year-to-date operating performance, the following discussion and presentation of the results of operations for the three quarters ended September 30, 1998 reflect the sum of the 38 weeks ended September 30, 1998 (Successor Company) and the one week ended January 7, 1998 (Predecessor Company). Where appropriate, the impact of the adoption of fresh start reporting on the results of operations during this period will be separately disclosed.

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

Results of Operations

Quarter Ended September 30, 1998 Compared to Quarter Ended October 1, 1997

The table below summarizes restaurant activity for the quarter ended September 30, 1998.




                                                                            Units
                                         Ending Units        Units          Sold/          Units        Ending Units   Ending Units
                                           7/1/98           Opened         Closed       Refranchised      9/30/98        10/1/97

Coco's
   Company-owned units                      175                --           (15)             --               160            186
   Franchised units                          17                 2            --              --                19              8
   Licensed units                           296                 3            --              --               299            292
                                            ---               ---           ---             ---               ---            ---
                                            488                 5           (15)             --               478            486

Carrows
   Company-owned units                      137                --            (1)             --               136            153
   Franchised units                          18                --            (2)             --                16              3
                                            ---               ---           ---             ---               ---            ---
                                            155                --            (3)             --               152            156
                                            ---               ---           ---             ---               ---            ---
                                            643                 5           (18)             --               630            642
                                            ===               ===           ===             ===               ===            ===




COCO'S

($ in millions, except average unit and same-store data)                  Quarter                  Quarter                    %
                                                                           Ended                    Ended                 Increase/
                                                                    September 30, 1998          October 1, 1997           (Decrease)
                                                                    ------------------         ----------------          -----------

U.S. systemwide sales                                                     $       70.0           $        71.5               (2.1)
                                                                          ============           =============

Net company sales                                                         $       63.9           $        68.2               (6.3)
Franchise and licensing revenue                                                    1.0                     1.1               (9.1)
                                                                          ------------           -------------
   Total revenue                                                                  64.9                    69.3               (6.3)
                                                                          ------------           -------------
Operating expenses:
   Amortization of reorganization value in excess of amounts
    allocable to identifiable assets                                               5.5                     ---                 NM
   Other                                                                          60.3                    66.3               (9.0)
                                                                          ------------           -------------
   Total operating expenses                                                       65.8                    66.3               (0.8)
                                                                          ------------           -------------
Operating (loss) income                                                   $       (0.9)          $         3.0                 NM
                                                                          ============           =============

Average unit sales
   Company-owned                                                            $  369,900               $ 366,500                0.9
   Franchised                                                               $  340,500               $ 441,700              (22.9)

Same-store data (Company-owned)
   Same-store sales (decrease) increase                                         (1.6%)                    2.7%
   Average guest check                                                           $6.73                   $6.79               (0.9)

NM = Not Meaningful

Coco's NET COMPANY SALES for the quarter decreased $4.3 million (6.3%) compared to the prior year comparable quarter. This decrease reflects a 13-unit decrease in the number of Company-owned restaurants, (excluding the 13 units disposed of on September 30, 1998) and a 1.6% decrease in same-store sales. The decrease in same-store sales is primarily due to a decrease in average guest check, reflecting the impact of promotions of certain popular menu items at value prices during the period, somewhat offset by menu price increases instituted in February 1998 in response to minimum wage increases. FRANCHISE AND FOREIGN LICENSING REVENUE decreased $0.1 million for the third quarter of 1998 as compared to the third quarter of 1997, reflecting a stronger dollar versus the yen. This decline was partially offset by the net increase of eleven domestic franchised units and seven foreign licensed units over the prior year quarter. The stronger dollar versus the yen and the increase in the number of franchised units (the calculation for the prior year reflected only eight franchised units) also explain the large variance in franchise average unit sales.

The comparability of 1998 to 1997 OPERATING EXPENSES is significantly affected by the impact of the adoption of fresh start reporting as of January 7, 1998. Specifically, the amortization of reorganization value in excess of amounts allocable to identifiable assets, which is over a five-year period, totaled $5.5 million for the quarter. In addition, the adjustment of property and equipment and other intangible assets to fair value resulted in an estimated increase in amortization and depreciation of $0.8 million. Excluding the estimated impact of fresh start reporting, operating expenses decreased $6.8 million (10.3%), reflecting a 13-unit decrease in Company-owned restaurants and gains of $3.4 million related to lease buyouts recorded as a reduction of operating expenses in the current year quarter.

Excluding the estimated impact of the adoption of fresh start reporting, Coco's OPERATING INCOME for the quarter increased $2.4 million from the prior year comparable quarter as a result of the factors noted above.

CARROWS

                                                                        Quarter                  Quarter                    %
($ in millions, except average unit and same-store data)                 Ended                    Ended                 Increase/
                                                                  September 30, 1998          October 1, 1997          (Decrease)
                                                                  ------------------         ----------------         -----------


U.S. systemwide sales                                                  $      51.7             $         53.7             (3.7)
                                                                       ===========             ==============

Net company sales                                                     $       46.9             $         52.4            (10.5)
Franchise revenue                                                             0 .2                        0.1              NM
                                                                      ------------             --------------
   Total revenue                                                              47.1                       52.5            (10.3)
                                                                      ------------             --------------
Operating expenses:
   Amortization of reorganization value in excess of
      amounts allocable to identifiable assets                                 4.3                        ---              NM
   Other                                                                      46.7                       49.9             (6.4)
                                                                      ------------             --------------
   Total operating expenses                                                   51.0                       49.9              2.2
                                                                      ------------             --------------
Operating (loss) income                                               $       (3.9)            $          2.6              NM
                                                                      ============             ==============

Average unit sales
   Company-owned                                                         $ 343,000               $    339,500              1.0
   Franchised                                                            $ 274,400                       NM

Same-store data (Company-owned)
   Same-store sales decrease                                                (2.1%)                     (0.3%)
   Average guest check                                                      $6.38                      $6.52              (2.1)

NM = Not Meaningful

Carrows' NET COMPANY SALES for the quarter decreased $5.5 million (10.5%) as compared to the prior year comparable quarter. This decrease reflects a 17-unit decrease in the number of Company-owned restaurants, 13 of which were converted to franchise units, and a decrease in same-store sales. The decrease in same-store sales is largely due to a decrease in average guest check offset by an increase in customer traffic. The increase in customer traffic reflects the positive impact of promotions of certain popular menu items at value prices during the period. Such promotions also resulted in a lower average guest check, which was somewhat offset by the effect of menu price increases instituted in February 1998 in response to minimum wage increases. FRANCHISE REVENUE increased $0.1 million for the third quarter of 1998 as compared to the third quarter of 1997, reflecting the addition of 13 franchised units over the prior year quarter.

The comparability of 1998 to 1997 OPERATING EXPENSES is significantly affected by the impact of the adoption of fresh start reporting as of January 7, 1998. Specifically, the amortization of reorganization value in excess of amounts allocable to identifiable assets, which is over a five-year period, totaled $4.3 million for the quarter. In addition, the adjustment of property and equipment and other intangible assets to fair value resulted in an estimated increase in amortization and depreciation of $0.5 million. Excluding the estimated impact of fresh start reporting, operating expenses decreased $3.7 million (7.4%), reflecting a 17-unit decrease in Company-owned restaurants.

Excluding the estimated impact of the adoption of fresh start reporting, Carrows' OPERATING INCOME for the quarter decreased $1.7 million as compared to the prior year comparable quarter as a result of the factors noted above.

FRD CONSOLIDATED

CONSOLIDATED INTEREST AND DEBT EXPENSE, NET, decreased $0.3 million (3.6%) for the quarter as compared to the prior year quarter. This decrease is attributed to the lower effective yield on Company debt resulting from the revaluation of such debt to fair value at the Effective Date in accordance with fresh start reporting and to the lower level of outstanding debt in the 1998 period.

The BENEFIT FROM INCOME TAXES from continuing operations for the quarter has been computed based on management's estimate of the annual effective income tax rate applied to loss before taxes. The Company recorded an income tax benefit reflecting an effective income tax rate of approximately (4.4%) for the quarter ended September 30, 1998 compared to an income tax benefit reflecting an approximate rate of (131.7%) for the prior year quarter. The change in the effective income tax rate relates to the completion of FRD Predecessor's 1996 calendar year income tax returns in the prior year quarter, at which time the deferred income tax benefits related to certain income tax loss carryforwards that had been allocated to the Company were recognized. In addition, during the 1997 quarter the Company recognized certain income tax credits related to employer-paid social security taxes and certain deferred income tax benefits related to the reduction in the valuation allowance originally established in the Company's opening balance sheet.

The increase in CONSOLIDATED NET LOSS of $11.8 million in comparison to the prior year quarter is a result of the items previously discussed.

Three Quarters Ended September 30, 1998 Compared to Three Quarters Ended October 1, 1997

COCO'S


($ in millions, except average unit and same-store data)              Three Quarters            Three Quarters                %
                                                                           Ended                    Ended                 Increase/
                                                                    September 30, 1998         October 1, 1997           (Decrease)
                                                                    ------------------         ---------------           ----------
U.S. systemwide sales                                                     $      210.4           $        214.8              (2.0)
                                                                          ============           ==============

Net company sales                                                         $      193.2           $        206.7              (6.5)
Franchise and licensing revenue                                                    2.7                      3.1             (12.9)
                                                                          ------------           --------------
   Total revenue                                                                 195.9                    209.8              (6.6)
                                                                          ------------           --------------
Operating expenses:
   Amortization of reorganization value in excess of amounts
    allocable to identifiable assets                                              16.2                      ---               NM
   Other                                                                         184.1                    198.5              (7.3)
                                                                          ------------           --------------
   Total operating expenses                                                      200.3                    198.5               0.9
                                                                          ------------           --------------
Operating (loss) income                                                   $       (4.4)          $         11.3               NM
                                                                          ============           ==============

Average unit sales
   Company-owned                                                           $ 1,115,600              $ 1,119,400              (0.3)
   Franchised                                                              $ 1,005,000              $ 1,323,900             (24.1)

Same-store data (Company-owned)
   Same-store sales (decrease) increase                                         (0.8%)                     0.1%
   Average guest check                                                         $6.96                     $6.70                3.9

NM = Not Meaningful

Coco's NET COMPANY SALES for the three quarters ended September 30, 1998 decreased $13.5 million (6.5%) as compared to the prior year comparable period. This decrease reflects a 13-unit decrease in the number of Company-owned restaurants (excluding the 13 units disposed of on September 30, 1998), a $4.8 million impact due to six fewer reporting days in the 1998 period compared to the prior year period and a slight decrease in same-store sales. The decrease in same-store sales is due to a decrease in customer traffic offset by an increase in average guest check. The increase in average guest check resulted from menu price increases instituted in August 1997 and February 1998 in response to minimum wage increases. FRANCHISE AND FOREIGN LICENSING REVENUE decreased $0.4 million (12.9%) for the three quarters ended September 30, 1998 as compared to the prior year comparable period, resulting primarily from a stronger dollar versus the yen. This decline was partially offset by the net increase of eleven domestic franchise units and seven foreign licensed units over the prior year. The stronger dollar versus the yen and the increase in the number of franchised units (the calculation for the prior year reflected only eight franchise units) also explain the large variance in franchise average unit sales.

The comparability of 1998 to 1997 OPERATING EXPENSES is significantly affected by the impact of the adoption of fresh start reporting as of January 7, 1998. Specifically, the amortization of reorganization value in excess of amounts allocable to identifiable assets, which is over a five-year period, totaled $16.2 million for the three quarters. In addition, the adjustment of property and equipment and other intangible assets to fair value resulted in an estimated increase in amortization and depreciation of $2.4 million. Excluding the estimated impact of fresh start reporting, operating expenses decreased $16.8 million (8.5%), reflecting the effect of six fewer reporting days than in the prior year comparable period, the 13-unit decrease in Company-owned restaurants, and the impact of cost reduction programs implemented to increase operating margins. Also reflected in the decrease in operating expenses are gains of $3.6 million related to lease buyouts recorded in 1998.

Excluding the estimated impact of the adoption of fresh start reporting, Coco's OPERATING INCOME for the three quarters ended September 30, 1998 increased $2.9 million from the prior year comparable period as a result of the factors noted above.

CARROWS

($ in millions, except average unit and same-store data)             Three Quarters              Three Quarters                %
                                                                          Ended                       Ended                Increase/
                                                                   September 30, 1998            October 1, 1997          (Decrease)
                                                                   ------------------            ---------------          ----------
U.S. systemwide sales                                                $       154.5               $        163.4               (5.4)
                                                                     =============               ==============

Net company sales                                                    $       140.7               $        161.2              (12.7)
Franchise and licensing revenue                                                0.7                          0.2                NM
                                                                     -------------               --------------
   Total revenue                                                             141.4                        161.4              (12.4)
                                                                     --------------              ---------------
Operating expenses:
   Amortization of reorganization value in excess
    of amounts allocable to identifiable assets                               12.9                          ---                NM
   Other                                                                     138.6                        154.1              (10.1)
                                                                     -------------               --------------
   Total operating expenses                                                  151.5                        154.1               (1.7)
                                                                     -------------               --------------
Operating (loss) income                                              $       (10.1)              $          7.3                NM
                                                                     ==============              ==============

Average unit sales
   Company-owned                                                     $ 1,024,000                  $ 1,028,400               (0.4)
   Franchised                                                            850,200                        NM

Same-store data (Company-owned)
   Same-store sales decrease                                             (1.6%)                       (1.5%)
   Average guest check                                                  $ 6.69                        $6.46                  3.6

NM = Not Meaningful

Carrows' NET COMPANY SALES decreased $20.5 million (12.7%) for the three quarters ended September 30, 1998 as compared to the prior year comparable period. This decrease reflects a 17-unit decrease in the number of Company-owned restaurants, 13 of which were converted to franchise units, a $3.8 million impact due to six fewer reporting days in the 1998 period compared to the prior year period and a decrease in same-store sales. The decrease in same-store sales is largely due to an decrease in customer traffic, offset by an increase in average guest check. The increase in average guest check resulted from menu price increases instituted in July 1997 and February 1998 in response to minimum wage increases. FRANCHISE REVENUE increased $0.5 million for the three quarters ended September 30, 1998 as compared to the prior year comparable period. This increase resulted from the addition of 13 franchised units over the prior year quarter.

The comparability of 1998 to 1997 OPERATING EXPENSES is significantly affected by the impact of the adoption of fresh start reporting as of January 7, 1998. Specifically, the amortization of reorganization value in excess of amounts allocable to identifiable assets, which is over a five-year period, totaled $12.9 million for the three quarters ended September 30, 1998. In addition, the adjustment of property and equipment and other intangible assets to fair value resulted in an estimated increase in amortization and depreciation of $1.7 million. Excluding the estimated impact of fresh start reporting, operating expenses decreased $17.2 million (11.2%), reflecting the effect of six fewer reporting days than in the prior year comparable period and the 17-unit decrease in Company-owned restaurants.

Excluding  the  estimated  impact  of the  adoption  of fresh  start  reporting,
Carrows' OPERATING INCOME for the three quarters ended September 30, 1998 decreased $2.8 million from the prior year comparable period as a result of the factors noted above.

FRD CONSOLIDATED

CONSOLIDATED INTEREST AND DEBT EXPENSE, NET, decreased $1.2 million (5.2%) for the three quarters ended September 30, 1998 as compared to the prior year comparable period. This decrease is attributed to the lower effective yield on Company debt resulting from the revaluation of such debt to fair market value at the Effective Date in accordance with fresh start reporting and to the lower level of outstanding debt in the 1998 period.

The (BENEFIT FROM) PROVISION FOR INCOME TAXES from continuing operations for the 38 weeks ended September 30, 1998 has been computed based on management's estimate of the annual effective income tax rate applied to loss before taxes. The Company recorded an income tax benefit reflecting an effective income tax rate of approximately (5.0%) for the 38 weeks ended September 30, 1998 compared to a benefit reflecting an approximate rate of (53.0%) for the 39 weeks ended October 1, 1997. The provision for the one week period ended January 7, 1998 of $11.4 million primarily relates to the effect of the revaluation of the Company's assets and liabilities in accordance with fresh start accounting. The change in the effective income tax rate relates to the completion of FRD Predecessor's 1996 calendar year income tax returns in the third quarter of 1997, at which time the deferred income tax benefits related to certain income tax loss carryforwards that had been allocated to the Company were recognized. In addition, during the third quarter of 1997 the Company recognized certain income tax credits related to employer-paid social security taxes and certain deferred income tax benefits related to the reduction in the valuation allowance originally established in the Company's opening balance sheet.

The decrease in CONSOLIDATED NET LOSS of $1.7 million for the three quarters ended September 30, 1998 as compared to the prior year comparable period is a result of the items previously discussed.

Liquidity and Capital Resources

In connection with the acquisition of FRI-M, the Company entered into a credit agreement (the "Credit Agreement") on May 23, 1996, which provides for a $35.0 million revolving credit facility, which is also available for letters of credit. At September 30, 1998, the Company had no outstanding working capital borrowings; however, letters of credit outstanding were $18.0 million.

At September 30, 1998 and December 31, 1997 the Company had working capital deficits of $86.8 million and $68.7 million, respectively. The increase in the working capital deficit is attributable primarily to a use of cash resulting from $15.0 million in term loan payments, and an increase in the current portion of the short term debt liability. The Company is able to operate with a substantial working capital deficiency because: (i) restaurant operations are conducted on a cash (and cash equivalent) basis with a low level of accounts receivable, (ii) rapid turnover allows a limited investment in inventories; and
(iii) accounts payable for food, beverages, and supplies usually become due after the receipt of cash from related sales. The Company intends to continue to operate with working capital deficiencies and to rely upon internally generated funds and borrowings under the Credit Agreement to finance its daily restaurant operations.

Impact of the Year 2000 Issue

The Year 2000 issue is the result of computer programs which were written using two digits rather than four to define the applicable year. Any of the Company's computer programs or operating equipment that have date-sensitive software using two digits to define the applicable year may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations including, among other things, a temporary inability to process transactions or engage in normal business activities.

Advantica has a comprehensive enterprise-wide program in place to address the impact and issues associated with processing dates up to, through and beyond the Year 2000. This program consists of three main areas: (a) information systems,
(b) supply chain and critical third party readiness and (c) business equipment. Advantica is utilizing both internal and external resources to inventory, assess, remediate, replace and test its systems for Year 2000 compliance. To oversee the process, Advantica has established a Steering Committee which is comprised of senior executives from all functional areas within Advantica and which reports regularly to the Board of Directors and the Audit Committee.

Advantica has performed an assessment of the impact of the Year 2000 issue and determined that a significant portion of its software applications will need to be modified or replaced so that its systems will properly utilize dates beyond December 31, 1999. For the most part, Advantica intends to replace existing systems and based on current estimates expects to spend approximately $19 million in both 1998 and 1999 to address its information systems issues. Relative to these amounts, Advantica estimates approximately $16 million and $14 million will be used in 1998 and 1999, respectively, to develop or purchase new software and will be capitalized. The remaining amounts will be expensed as incurred. The related amounts capitalized or expensed by the Company are expected to be immaterial in all years. Advantica's total Year 2000 expenditures through September 30, 1998 are approximately $7.2 million. All estimated costs have been budgeted and are expected to be funded by cash flows from operations. Currently, all information systems projects are on schedule and are fully staffed. Systems that are critical to the Company's operations are targeted to be Year 2000 compliant by June of 1999.

The nature of its business makes the Company very dependent on critical suppliers and service providers, and the failure of such third parties to address the Year 2000 issue adequately could have a material impact on the Company's ability to conduct its business. Accordingly, Advantica has a team in place to assess the Year 2000 readiness of all third parties on which it depends. Surveys have been sent to critical suppliers and service providers, and each survey response is being scored and assessed based on the third party's Year 2000 project plans in place and progress to date. On-site visits or follow-up telephone interviews will be performed for critical suppliers and service providers. For any critical supplier or service provider which does not provide Advantica with satisfactory evidence of their Year 2000 readiness, contingency plans will be developed which will include establishing alternative sources for the product or service provided. Advantica is also communicating with its franchise business partners regarding Year 2000 business risks. Advantica's current estimate of costs associated with the Year 2000 issue excludes the potential impact of the Year 2000 issue on third parties. There can be no guarantee that the systems of other companies on which the Company relies will be timely converted, or that a failure to convert by another company would not have a material adverse effect on the Company.

Advantica has inventoried and determined the business criticality of all restaurant equipment. Based on preliminary findings the Company believes that the date-related issues associated with the proper functioning of such assets are insignificant and are not expected to represent a material risk to the Company or its operations. Advantica has conducted an inventory of the facilities at the Company's corporate office and has begun the correction of certain date-deficient systems.

The Company believes, based on available information, that it will be able to manage its Year 2000 transition without any material adverse effect on its business operations. However, the costs of the project and the ability of the Company to complete it on a timely basis are based on management's best estimates, which were derived based on numerous assumptions of future events including the availability of certain resources, third party modification plans and other factors. Specific factors that could have a material adverse effect on the cost of the project and its completion date include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, unanticipated failures by critical vendors and franchisees as well as a failure by Advantica to execute its own remediation efforts. As a result, there can be no assurance that these forward looking estimates will be achieved and actual results may differ materially from those plans, resulting in material financial risk to the Company. As the Year 2000 project progresses, Advantica will establish contingency plans if necessary.

                           PART II - OTHER INFORMATION

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.

a.         The following are included as exhibits to this report:


EXHIBIT
   NO.     DESCRIPTION

27         Financial Data Schedule
---------------------

(b)        No reports on Form 8-K were filed during the quarter ended
           September 30, 1998.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      FRD ACQUISITION CO.



Date:      November 2, 1998           By:   /s/ Ronald B. Hutchison
                                         --------------------------------
                                         Ronald B. Hutchison
                                         Executive Vice President
                                         (Duly authorized officer of
                                         registrant/principal financial officer)