Form 10-K405
period 1998-12-30
FRD ACQUISITION CO
filed 1999-03-30
CIK 1017916

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-K

                      FOR ANNUAL AND TRANSITIONAL REPORTS
                     PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

For the fiscal year ended December 30, 1998

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

                            Yes X              No  _

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

    As of March 15, 1999, 1,000 shares of registrant's common stock, $0.10 par value per share, were outstanding, all of which were owned by the registrant's parent, Advantica Restaurant Group, Inc.

    THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS
(I)(1)(a) AND (b) OF FORM 10-K AND IS THEREFORE FILING THIS FORM 10-K WITH THE REDUCED DISCLOSURE FORMAT.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                         PAGE
                                                                         ----
PART I
Item 1.    Business....................................................     1
Item 2.    Properties..................................................     5
Item 3.    Legal Proceedings...........................................     5
Item 4.    Submission of Matters to a Vote of Security Holders.........     5

PART II
Item 5.    Market for Registrant's Common Equity and Related
           Stockholder Matters.........................................     6
Item 6.    Selected Financial Data.....................................     6
Item 7.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations...................................     7
Item 7A.   Quantitative and Qualitative Disclosures about Market
           Risk........................................................    15
Item 8.    Financial Statements and Supplementary Data.................    16
Item 9.    Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosure....................................    16

PART III
Item 10.   Directors and Executive Officers of the Registrant..........    16
Item 11.   Executive Compensation......................................    16
Item 12.   Security Ownership of Certain Beneficial Owners and
           Management..................................................    16
Item 13.   Certain Relationships and Related Transactions..............    16

PART IV
Item 14.   Exhibits, Financial Statement Schedules and Reports on Form
           8-K.........................................................    17

INDEX TO FINANCIAL STATEMENTS..........................................   F-1

SIGNATURES.............................................................

FORWARD-LOOKING STATEMENTS

    The forward-looking statements included in the "Business," "Legal Proceedings," "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Quantitative and Qualitative Disclosures About Market Risk" sections, which reflect management's best judgment based on factors currently known, involve risks and uncertainties. Words such as "expects," "anticipates," "believes," "intends," "plans," and "hopes," variations of such words and similar expressions are intended to identify such forward-looking statements. Actual results could differ materially from those anticipated in these forward-looking statements as a result of a number of factors including, but not limited to, the factors discussed in such sections and those set forth in the cautionary statements contained in Exhibit 99 to this Form 10-K. (See
Exhibit 99 -- Safe Harbor Under the Private Securities Litigation Reform Act of 1995.) Forward-looking information provided by the Company in such sections pursuant to the safe harbor established under the Private Securities Litigation Reform Act of 1995 should be evaluated in the context of these factors.

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

    The Company is one of the nation's leading operators of family-style restaurants. As of year end, the Company operated 273 restaurants owned or leased by the Company and franchised 57 restaurants, principally under the Coco's and Carrows names. Approximately 88% of the Company-owned restaurants are located in California, which management believes makes the Company one of the largest family-style restaurant operators in California, both in terms of sales volume and number of restaurants. Coco's and Carrows restaurants have been in existence for 50 and 30 years, respectively, and have developed excellent name recognition and a loyal customer base. In addition to its domestic operations, as of year end the Company was the licensor of 300 Coco's restaurants, primarily in Japan and South Korea.

    In the financial statements and selected financial data included herein, reference to the "FRD Predecessor Company" refers to the period of ownership of FRI-M by FRI, giving effect to information about events occurring upon FRI's emergence from a Bankruptcy Code (as defined below) reorganization (the "FRI Reorganization") through May 23, 1996. "FRD Successor" refers to the period of ownership of FRI-M by FRD subsequent to May 23, 1996. "FRD Emerged Successor" refers to the period subsequent to the implementation of fresh start reporting as of January 7, 1998. Further discussion of the adoption of fresh start reporting is included in "Selected Financial Data" and Note 2 to the Consolidated and Combined Financial Statements included in this Form 10-K.

    The FRD Predecessor combined financial statements for the periods indicated represent the financial position and operations of FRI-M, as a wholly-owned subsidiary of FRI (or its predecessor), and certain subsidiaries of FRI-M including those restaurants that made up the Family Restaurant Division and the FRD Commissary, both of which were divisions of FRI. The Family Restaurant Division primarily consisted of the Coco's and Carrows restaurant concepts. The FRI-M combined financial statements exclude the financial position and operations of FRI-MRD Corporation, a wholly-owned subsidiary of the FRI-M Corporation which was not acquired by FRD.

    On January 7, 1998 (the "Effective Date"), FCI and Flagstar emerged from proceedings under Chapter 11 of Title 11 of the United States Code (the "Bankruptcy Code") pursuant to FCI's and Flagstar's plan of reorganization dated as of November 7, 1997 (the "Plan of Reorganization") (as further described in
Note 1 to the Consolidated and Combined Financial Statements included herein). On the Effective Date, Flagstar merged with and into FCI, the surviving corporation, and FCI changed its name to Advantica Restaurant Group, Inc. FCI's operating subsidiaries, including the Company, did not file bankruptcy petitions and were not parties to the Chapter 11 proceedings.

RESTAURANTS

    The Company's restaurants offer an extensive menu of moderately-priced breakfast, lunch and dinner items and are typically open either 18 or 24 hours a day. Both Coco's and Carrows restaurants provide casual sit-down dining experiences and emphasize consistently high quality food with an excellent price-to-value relationship and friendly, efficient service.

    While the Coco's and Carrows concepts appeal to many of the same broad-based customers, they are positioned, as described below, to target distinct groups within the mid-scale family-style category. Through this positioning, the Company optimizes its ability to appeal to a larger customer base with two distinctly different brands focusing on different customer needs while achieving economies of scale for the two restaurants chains.

  COCO'S

    Coco's is a bakery restaurant chain operating primarily in California and Arizona, as well as Japan and South Korea. Coco's ranks among the top 15 chains in the family-style category based on U.S. systemwide sales and international sales. Coco's offers a variety of fresh-baked goods such as pies, muffins and cookies and value-priced and innovative menu items.

The chain has positioned itself at the upper end of the family-style category, and answers the needs of quality-conscious family diners by offering consistently high quality food, great service, fair prices and a pleasant, comfortable atmosphere. The Coco's chain currently consists of 150 Company-owned, 31 domestic franchised and 300 international licensed restaurants. The initial fee for a single Coco's franchise in the United States is $35,000, and the current royalty payment rate is 4% of net sales. Initial fees and royalties for licensed restaurants are negotiated under separate licensing agreements which generally carry lower royalty rates than franchised restaurants.

    The restaurants are generally open 18 hours a day. Coco's restaurants have uniform menus within the United States and serve breakfast, lunch and dinner. Lunch and dinner day parts are Coco's strongest, each comprising approximately 38% of 1998 sales. In 1998, the average guest check was $6.96, with average Company-owned unit sales of approximately $1.6 million. Coco's currently employs approximately 7,600 people.

  CARROWS

    Carrows is a regional mid-scale family-style restaurant chain operating primarily in six western states. Carrows currently consists of 123 Company-owned units and 26 domestic franchises, and employs approximately 5,500 people. Carrows specializes in traditional Santa Barbara-style American food, with an emphasis on quality, homestyle fare at an excellent value. The concept appeals strongly to families with children as well as to mature adults -- two groups expected to grow rapidly into the next century. The menu is always current, but not trendy, and is revised regularly to reflect the most appealing foods that guests demand. The restaurants are generally open 24 hours a day. Carrows restaurants have uniform menus and serve breakfast, lunch and dinner.

    Lunch and dinner day parts (including "late night") are Carrows' strongest, comprising approximately 31% and 43% of 1998 sales, respectively. In 1998, the average guest check was $6.60, with average Company-owned unit sales of approximately $1.4 million.

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

  OPERATIONS AND MANAGEMENT

    RESTAURANT MANAGEMENT AND EMPLOYEE STRUCTURE. The Company's restaurant management field structure is currently comprised of two vice presidents of operations (one for each concept), who each oversee approximately 15 to 17 district managers. Each district manager, in turn, oversees seven to ten restaurants. A general manager, associate manager and assistant manager are employed at each restaurant to manage day-to-day operations, including customer relations, food service, cost control, restaurant maintenance, hiring and training of restaurant employees, and the implementation of all Company policies. Coco's and Carrows restaurants typically operate with a staff of 40 employees for low volume restaurants to 70 employees for high volume restaurants. The average restaurant employs approximately 45 to 55 employees, and a majority of the restaurant level employees work part-time.

    The Company recognizes the importance of its personnel in providing customers with a quality dining experience. As a result, the Company offers its employees extensive training and opportunities for promotion, as well as incentive-based compensation. The success of these endeavors allows the Company to enjoy employee turnover rates that management believes are below industry averages and to benefit from a staff of highly experienced employees. The Company's restaurant general managers average approximately ten years of experience with the Company.

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

    QUALITY CONTROL. Coco's and Carrows have developed programs and systems that ensure the safety, quality and consistency of key ingredients, menu items and operations. The major components of these programs include a supplier/ distributor quality assurance program that audits ingredients and suppliers to ensure compliance with specifications, and a restaurant food safety program which is responsible for maintaining communications with regulatory agencies and proactively managing risk situations.

MENUS

    COCO'S MENU STRATEGY. The Company's menu strategy for Coco's is to (1) serve a variety of high quality American cuisine with special attention given to plate presentation in order to communicate a price-to-value relationship; (2) utilize high quality food products, including fresh fish, fresh baked muffins, dinner breads, etc., to communicate the increasing strength of those product lines in the marketplace; and (3) improve sales and profits by strategic menu offerings which appeal to a target market of families. The Company redesigned the Coco's menu in January 1999. This change, which increases and contemporizes the taste profile of the menu, will assist Coco's in appealing to a broader base of customers. Continued enhancement and increased visibility of Coco's bakery products should also assist Coco's appeal to a broader customer base.

    CARROWS MENU STRATEGY. The Company's menu strategy for Carrows is to (1) serve a consistent quality and variety of traditional Santa Barbara-style American cuisine, with an emphasis on signature items and product execution; (2) provide an excellent price-to-value relationship through the amount of food offered for the money; (3) leverage the high quality of its food products to achieve increased margins from its menu items; and (4) generate sales and profits in the breakfast and dinner day parts through the strong marketing of breakfast specials and high quality dinner items, such as prime rib and seafood, which are not generally available in family restaurants.

    RESEARCH AND DEVELOPMENT. Each of the Company's restaurant chains regularly evaluates its menu. New products are developed in a Company test kitchen by a classically trained corporate chef and then tested in selected restaurants to determine customer response and to ensure that consistency, quality standards and profitability are maintained. While research and development activities are important to the Company's business, amounts expended for these activities are not material.

MARKETING

    Media advertising is a large part of the integrated process that the Company uses to market its concepts. The Company also uses its menu strategy, interior/exterior building design, employee uniforms, style of service, and specialized promotions to help differentiate itself from its competition. Media advertising for both Coco's and Carrows is primarily product oriented, featuring special entrees presented and priced to convey high value. Both concepts reinforce the idea that they are the restaurant of choice for all dining occasions (i.e., breakfast, lunch, dinner, families, seniors).

RAW MATERIAL SOURCES AND AVAILABILITY

    The Company uses Advantica's purchasing department to obtain high quality ingredients at the most favorable prices and to make centralized purchasing arrangements for the main ingredients, supplies and equipment needs of all Coco's and Carrows restaurants. Advantica's size provides the Company with significant purchasing power which often enables it to obtain products at favorable prices from several nationally recognized distributors.

    On January 19, 1998, the Company became subject to a distribution agreement with Proficient Food Company ("PFC") (a former subsidiary of Advantica which was sold in 1995 to Meadowbrook Meat Company, Inc. ("MBM"), and with which Advantica's other restaurant concepts also have distribution agreements). Pursuant to the agreement, PFC/MBM will distribute and supply certain products to the Company for the next seven years. Although there are no volume requirements, the agreement requires that named products be purchased through PFC/MBM unless they are unable to make delivery within a reasonable period.

    The Company believes that satisfactory sources of supply are generally available for all items regularly used by its restaurants and has not experienced any material shortages of food, equipment, or other products which are necessary to its restaurant operations.

SEASONALITY

    The Company's business is moderately seasonal. Restaurant sales are generally greater in the second and third calendar quarters (April through September) than in the first and fourth calendar quarters (October through March). Additionally, severe weather, storms and similar conditions may impact sales volumes seasonally in some operating regions. Occupancy and other operating costs, which remain relatively constant, have a disproportionately greater effect on operating results during quarters with lower restaurant sales.

TRADEMARKS AND SERVICE MARKS

    The Company, either directly or through its wholly-owned subsidiaries, has registered certain trademarks and service marks with the United States Patent and Trademark office and in international jurisdictions. The Company regards its trademarks and service marks as important to the identification of its restaurants and believes they are of material importance to the conduct of its business. Domestic trademark and service mark registrations are renewable at various intervals from 10 to 20 years, while international trademark and service mark registrations have various durations from 5 to 20 years. The Company generally intends to renew trademarks and service marks which come up for renewal. The Company owns or has rights to all trademarks it believes are material to its restaurant operations.

COMPETITION

    The restaurant industry is highly competitive and affected by many factors. Restaurants compete on the basis of name recognition and advertising, the price, quality and perceived value of their food offerings, the quality and speed of their service, convenience and the attractiveness of their facilities. In addition, recent economic trends have increased competition for qualified managerial operations personnel as well as hourly employees.

    Management believes the Company's principal competitive strengths include its restaurants' brand name recognition; restaurant locations; the value, variety and quality of food products served; the quality and training of its employees; and the Company's market penetration, which has resulted in economies of scale in a variety of areas, including advertising, distribution and field supervision. See Exhibit 99 to this Form 10-K for certain additional factors relative to the Company's competition in the restaurant industry.

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

GOVERNMENT REGULATIONS

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

    The Company is subject to Federal and state laws governing matters such as minimum wages, overtime and other working conditions. At December 30, 1998, the majority of the Company's employees were paid at minimum wage. Accordingly, increases in the minimum wage or decreases in the allowable tip credit (which reduces the minimum wage paid to tipped employees in certain states) increase the Company's labor costs. This is especially true in California, where there is no tip credit. The California minimum wage increased from $4.25 to $5.00 per hour on March 1, 1997 and increased to $5.75 per hour on March 1, 1998. Also, the Federal minimum wage increased from $4.25 per hour to $4.75 per hour on October 1, 1996 and increased again to $5.15 per hour on September 1, 1997. Employers must pay the higher of the Federal or state minimum wage. The Company has attempted to offset increases in the minimum wage through pricing and various cost control efforts; however, there can be no assurance that the Company or its franchisees can continue to pass on such cost increases to its customers in the future.

ENVIRONMENTAL MATTERS

    Federal, state and local environmental laws and regulations have not historically had a material impact on the operations of the Company; however, the Company cannot predict the effect on its operations of possible future environmental legislation or regulations.

EMPLOYEES

    At December 30, 1998, the Company had approximately 13,000 employees, none of whom were covered by union contracts. Many of the Company's restaurant employees work part-time and many are paid at or slightly above minimum wage levels. The Company has experienced no significant work stoppages and believes that its relationship with its employees is satisfactory.

ITEM 2. PROPERTIES

    The Company's restaurants are free standing units ranging from 4,900 to 5,600 square feet allowing them to accommodate 120 to 180 guests. The number and location of the Company's restaurants as of December 30, 1998 are presented below:

                                                                     COCO'S                CARROWS
                                                              --------------------   --------------------
                                                                       FRANCHISED/            FRANCHISED/
STATE/COUNTRY                                                 OWNED     LICENSED     OWNED     LICENSED
-------------                                                 -----    -----------   -----    -----------
Arizona.....................................................    21           2          1          4
California..................................................   125          21        115          6
Colorado....................................................    --           2         --         --
Indiana.....................................................     2(a)       --         --         --
Missouri....................................................     2          --         --         --
Nevada......................................................    --          --          4(b)       1
New Mexico..................................................    --          --         --          4
Oregon......................................................    --          --         --          8
Texas.......................................................    --          --          3          2
Washington..................................................    --           6         --          1
Japan.......................................................    --         267         --         --
South Korea.................................................    --          32         --         --
Other International.........................................    --           1         --         --
                                                               ---         ---        ---         --
  Total.....................................................   150         331        123         26
                                                               ===         ===        ===         ==

---------------

(a) These units are jojos restaurants, which are similar in format to Coco's.

(b) Includes one Jeremiah's restaurant, a midscale family-steak restaurant.

    Of the 273 restaurants operated by the Company as of December 30, 1998, the Company owned the land and building for 5, owned the building and leased the land for 47, and leased both land and building for the remaining 221 restaurants. Most of the leases provide for the payment of a base rent or approximately 5% to 6% of gross sales, whichever is greater. In addition to the restaurants, the Company leases 18,500 square feet of office space in Irvine, California for its corporate headquarters.

    Substantially all of the Company's properties and assets are pledged to secure indebtedness under the FRI-M Credit Facility (as defined below). See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" and Note 8 to the Consolidated and Combined Financial Statements included herein.

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

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The Company is a wholly-owned subsidiary of Advantica. As a result, there is no established public trading market for the Company's common stock and all per share data is omitted. As of March 15, 1999, 1,000 shares of the Company's common stock were outstanding, all of which are owned by Advantica.

    Dividends were not paid by the Company during 1996, 1997 nor 1998. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" and Note 8 to the accompanying Consolidated and Combined Financial Statements of the Company regarding certain restrictions on the payment of dividends.

ITEM 6. SELECTED FINANCIAL DATA

    Set forth below are certain selected financial data of FRD Predecessor for the fiscal years ended 1994 and 1995 and the five-month period ended May 23, 1996, FRD Successor for the seven-month period ended December 26, 1996, the fiscal year ended December 31, 1997 and the one week ended January 7, 1998 and FRD Emerged Successor for the 51 weeks ended December 30, 1998. Such data have generally been derived from the Consolidated and Combined Financial Statements of FRD which have been audited. The following should be read in conjunction with the Consolidated and Combined Financial Statements and Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" presented elsewhere herein. Because FRD is a wholly-owned subsidiary of Advantica, per share data is not meaningful and has been omitted.

                                                                                                                         FRD
                                                  FRD                                       FRD                        EMERGED
                                              PREDECESSOR                                SUCCESSOR                    SUCCESSOR
                                 -------------------------------------    ----------------------------------------   ------------
                                                                FIVE         SEVEN                         ONE        FIFTY-ONE
                                     YEAR           YEAR       MONTHS        MONTHS          YEAR          WEEK         WEEKS
                                    ENDED          ENDED        ENDED        ENDED          ENDED         ENDED         ENDED
                                 DECEMBER 25,   DECEMBER 31,   MAY 23,    DECEMBER 26,   DECEMBER 31,   JANUARY 7,   DECEMBER 30,
                                   1994(a)        1995(b)       1996        1996(c)        1997(b)         1998        1998(d)
(In millions, except ratios)     ------------   ------------   -------    ------------   ------------   ----------   ------------
OPERATING STATEMENT DATA:
  Operating revenues...........     $510.1         $505.6      $195.9        $295.0         $492.5        $ 8.4         $438.1
  Operating income.............       31.2           32.0         2.5          11.9           27.1           --          (19.1)
  Net income (loss)............       10.1            4.7         1.1          (6.2)          (2.2)        33.1          (41.8)
  Ratio of earnings to fixed
    charges(e).................        3.9x           1.7x        1.7x           --             --         61.5x            --
  Deficiency in the coverage of
    fixed charges to earnings
    before fixed
    charges(e).................         --             --          --           5.7            6.0           --           45.5
BALANCE SHEET DATA (AT END OF
  PERIOD):
  Current assets...............     $ 19.9         $ 31.7                    $ 34.9         $ 28.5                      $ 19.2
  Working capital
    deficiency(f)..............     (106.2)        (111.0)                    (55.7)         (68.7)                      (73.9)
  Net property and equipment...      165.3          146.0                     135.0          117.3                       119.1
  Total assets.................      351.0          332.8                     388.0          371.5                       358.8
  Long-term debt, excluding
    current portion............       32.5           27.5                     218.5          195.7                       182.7
OTHER DATA:
  EBITDA as defined(g).........                                              $ 33.4         $ 61.6        $ 0.7         $ 60.6
  Net cash flows provided by
    operating activities.......     $ 33.5         $ 45.9      $  5.3          21.2           17.1          1.0           23.0
  Net cash flows (used in)
    provided by investing
    activities.................      (23.8)         (15.9)       17.9        (130.8)          (2.9)          --            5.9
  Net cash flows (used in)
    provided by financing
    activities.................       (8.2)         (28.7)      (27.7)        122.9          (19.4)        (6.5)         (26.6)

---------------

(a) Data presented for 1994 include one month of financial information for a predecessor of FRD Predecessor prior to the FRI Reorganization and eleven months of financial information for FRD Predecessor following the FRI Reorganization. In January 1994, FRI's predecessor corporation completed the FRI Reorganization and applied the provisions of American Institute of Certified Public Accountants' (the "AICPA") Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7"). Pursuant to SOP 90-7, FRI's predecessor corporation qualified for fresh start reporting as of January 27, 1994 and, accordingly, all assets and liabilities of FRI were adjusted to fair value at the date of reorganization. FRI obtained an appraisal of the assets and liabilities of FRI and FRD Predecessor establishing the reorganization value (i.e., fair value) of the assets and liabilities. FRI utilized the results of this appraisal to implement fresh start reporting, which resulted in a reorganization value in excess of amounts allocable to identifiable assets of $155.5 million to FRD Predecessor at January 27, 1994. For the eleven months ended December 25, 1994, FRD Predecessor's operating statement and selected operating data consisted of operating revenues of $466.0 million, operating income of $29.5 million, interest and debt expenses of $6.5 million, net income of $9.4 million and ratio of earnings to fixed charges of 3.9x. For the one month ended January 26, 1994, the predecessor of FRD Predecessor's operating statement and selected operating data consisted of operating revenues of $44.1 million, operating income of $1.6 million, interest and debt expenses of $0.5 million, net income of $0.7 million and ratio of earnings to fixed charges of 3.7x.

(b) Fiscal 1995 and 1997 represent 53-week periods.

(c) The December 26, 1996 data reflects the impact of the acquisition of FRI-M by FRD, including, but not limited to, the issuance of $156.9 million of Senior Notes (as defined below), a $56.0 million term loan (under the FRI-M Credit Facility) and the impact of the application of purchase accounting.

(d) As discussed in more detail in Note 1 to the Consolidated Financial Statements, FCI and Flagstar emerged from bankruptcy on January 7, 1998. As described in Note 2 to the Consolidated Financial Statements, the change in ownership of Advantica effected by the resulting financial restructuring required that Advantica apply fresh start reporting effective January 7, 1998 in accordance with SOP 90-7. Advantica has "pushed down" the impact of fresh start reporting to the Company. Accordingly, all financial statements subsequent to January 7, 1998 are referred to as FRD Emerged Successor, as they reflect periods subsequent to the implementation of fresh start reporting and are not comparable to the financial statements for periods prior to January 7, 1998.

(e) For purposes of computing the ratio of earnings to fixed charges or deficiency in the coverage of fixed charges to earnings before fixed charges, fixed charges consist of interest on debt, amortization of deferred financing costs and the interest element in rental payments under operating and capital leases (estimated to be one third). Earnings consist of income from operations before income taxes, plus fixed charges.

(f) FRD historically operates with a working capital deficiency because (1) restaurant operations are conducted primarily on a cash (and cash equivalent) basis with a low level of accounts receivable, (2) rapid turnover allows a limited investment in inventories and (3) cash from sales is usually received before related accounts payable for food, beverage and supplies become due.

(g) "EBITDA as defined" is defined by FRD as operating income before depreciation, amortization, management fees payable to Advantica and restructuring and impairment charges and is a key internal measure used to evaluate the amount of cash flow available for debt repayment and funding of additional investments. EBITDA as defined is not a measure defined by generally accepted accounting principles and should not be considered as an alternative to net income or cash flow data prepared in accordance with generally accepted accounting principles. FRD's measure of EBITDA as defined may not be comparable to similarly titled measures reported by other companies; accordingly, EBITDA as defined of FRD Predecessor is not presented.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

    The following discussion should be read in conjunction with "Selected Financial Data" and the Consolidated Financial Statements and other more detailed financial information appearing elsewhere herein. For purposes of providing a meaningful comparison of FRD's 1998 operating performance, the following discussion and presentation of the results of operations for the 51 weeks ended December 30, 1998 (FRD Emerged Successor) and the one week ended January 7, 1998 (FRD Successor) will be combined and referred to as the year ended December 30, 1998. In addition, operating results for the year ended December 31, 1997 reflect the operations of FRD Successor, and operating results for the year ended December 26, 1996 reflect the sum of the seven months ended December 26, 1996 (FRD Successor) and the five months ended May 23, 1996 (FRD Predecessor).

RESULTS OF OPERATIONS

1998 RESTAURANT UNIT ACTIVITY

                                                        ENDING                                           ENDING
                                                        UNITS     UNITS    UNITS SOLD/      UNITS        UNITS
                                                       12/31/97   OPENED     CLOSED      REFRANCHISED   12/30/98
                                                       --------   ------   -----------   ------------   --------
Coco's
  Company-owned......................................    178        --         (17)          (11)         150
  Franchised units...................................     17         4          (1)           11           31
  Licensed units.....................................    298        12         (10)           --          300
                                                         ---        --         ---           ---          ---
                                                         493        16         (28)           --          481
                                                         ---        --         ---           ---          ---
Carrows
  Company-owned......................................    140        --          (5)          (12)         123
  Franchised units...................................     14         2          (2)           12           26
                                                         ---        --         ---           ---          ---
                                                         154         2          (7)           --          149
                                                         ---        --         ---           ---          ---
                                                         647        18         (35)           --          630
                                                         ===        ==         ===           ===          ===

RESTAURANT OPERATIONS

                                                                          FISCAL YEAR ENDED
                                                              ------------------------------------------
                                                              DECEMBER 31,   DECEMBER 31,   DECEMBER 30,
                                                                  1996         1997(a)          1998
COCO'S                                                        ------------   ------------   ------------
($ in millions, except average unit and same-store data)
U. S. systemwide sales......................................     $278.5         $288.1         $280.3
                                                                 ======         ======         ======
Net company sales...........................................     $269.9         $275.8         $255.7
Franchise and foreign licensing revenue.....................        3.8            4.3            4.1
                                                                 ------         ------         ------
          Total revenue.....................................      273.7          280.1          259.8
                                                                 ------         ------         ------
Operating expenses:
  Amortization of reorganization value in excess of amounts
     allocable to identifiable assets.......................         --             --           22.1
  Other.....................................................      265.3          264.4          244.5
                                                                 ------         ------         ------
          Total operating expenses..........................      265.3          264.4          266.6
                                                                 ------         ------         ------
Operating income (loss).....................................     $  8.4         $ 15.7         $ (6.8)
                                                                 ======         ======         ======
EBITDA as defined...........................................     $ 18.5(b)      $ 35.0         $ 37.9
Average annual unit sales (in thousands):
  Company-owned.............................................      1,462          1,492          1,569
  Franchised................................................      1,719          1,728          1,356
Same-store data (Company-owned) (c):
  Same-store sales decrease.................................       (1.6)%          0.0%          (0.7)%
  Average guest check.......................................     $ 6.80         $ 6.77         $ 6.96
Operated units:
  Company-owned.............................................        183(d)         178(d)         150(d)
  Franchised................................................          5             17             31
  Licensed..................................................        278            298            300
                                                                 ------         ------         ------
          Total.............................................        466            493            481
                                                                 ======         ======         ======

---------------

(a) Fiscal 1997 represents a 53-week period.

(b) EBITDA as defined relates only to the period subsequent to the Company's acquisition of Coco's and Carrows, as the Company's measure of EBITDA as defined may not be comparable to similarly titled measures reported by other companies.

(c) Prior year amounts have not been restated for 1998 comparable units.

(d) Includes the Company's jojos restaurants (17, 16 and 2 as of year end 1996, 1997 and 1998, respectively).

1998 VS. 1997

    Coco's NET COMPANY SALES for the year ended December 30, 1998 decreased $20.1 million (7.3%) compared to the prior year. The decrease includes a $4.8 million impact due to six fewer reporting days compared to the prior year comparable period. The remaining decrease reflects a 28-unit decrease in the number of Company-owned restaurants and a small decrease in same-store sales. The decrease in same-store sales resulted primarily from a decline in customer traffic, partially offset by a higher average guest check in the first half of the year. The increase in average guest check reflects menu price increases instituted in August 1997 and February 1998 in response to minimum wage increases. In the third and fourth quarters, the Company was able to reverse the negative trend in customer traffic through the implementation of successful value-priced promotions. Due to the effect of such value pricing on average guest check, same-store sales remained slightly negative on a year-to-date basis. FRANCHISE AND FOREIGN LICENSING REVENUE was essentially flat compared to the prior year, reflecting an increase in franchise revenue offset by a decrease in foreign licensing revenue. The increase in franchise revenue resulted from the net increase of 14 franchised units in 1998. The decline in foreign licensing revenue resulted primarily from a stronger dollar versus the yen. The stronger dollar versus the yen and the increase in the number of franchised units also explain the large variance in franchise average unit sales.

    The comparability of 1998 and 1997 OPERATING EXPENSES is significantly affected by the impact of the adoption of fresh start reporting as of January 7, 1998. Specifically, the amortization of reorganization value in excess of amounts allocable to identifiable assets, which is over a five-year period, totaled $22.1 million for the year ended December 30, 1998. In addition, the adjustment of property and equipment and other intangible assets to fair value resulted in an estimated increase in amortization and depreciation of $3.2 million. Excluding the estimated impact of fresh start reporting, operating expenses decreased $23.1 million (8.7%). This decrease reflects the effect of six fewer reporting days than in the prior year, the 28-unit decrease in Company-owned restaurants and gains of $4.0 million related to lease buyouts recorded as a reduction of operating expenses in the current year.

    EBITDA AS DEFINED, which is defined by the Company as operating income before depreciation, amortization, management fees payable to Advantica and charges for restructuring and impairment, increased $2.9 million for 1998 compared to 1997. This increase results from the factors noted in the preceding paragraphs, excluding the estimated $25.3 million increase in depreciation and amortization.

    Excluding the estimated impact of the adoption of fresh start reporting, Coco's OPERATING INCOME for the year ended December 30, 1998 increased $2.8 million compared to the prior year comparable period as a result of the factors noted above.

1997 VS. 1996

    Coco's NET COMPANY SALES for 1997 increased $5.9 million (2.2%) as compared to 1996. This increase reflects an estimated $4.8 million impact from the additional six days in the 1997 reporting period compared to the prior year comparable period due to the change in the fiscal year. In addition, four Carrows units were converted to Coco's restaurants during 1997, contributing $3.3 million in sales. Offsetting these increases is the impact of a decrease of nine Company-owned stores in 1997. Coco's same-store sales were flat in 1997 as compared to 1996. FRANCHISE AND FOREIGN LICENSING REVENUE increased by $0.5 million (12.9%) for 1997 as compared to 1996. This increase is a result of the net increase of 20 foreign licensed units as well as 12 additional domestic franchise units in the current year.

    Coco's OPERATING EXPENSES for 1997 decreased by $0.9 million (0.3%) as compared to the prior year. This decrease is primarily a result of savings in product and labor costs due to an increased operations focus on cost controls, waste reduction and labor initiatives and $1.9 million of gains on sales of restaurants, compared to no gains recorded in 1996. In addition, the prior year included nonrecurring adjustments of approximately $1.6 million, which increased legal and workers' compensation expenses. No comparable charges are included in the current year period. These decreases were largely offset by the impact of an additional six days in the 1997 reporting period as compared to the prior year comparable period due to the change in the fiscal year, the increase in Federal and state minimum wage rates and the impact of Advantica's management fees of $2.8 million in 1997 compared to $1.6 million in 1996.

    EBITDA AS DEFINED, which is defined by the Company as operating income before depreciation, amortization, management fees payable to Advantica and charges for (recoveries of) restructuring and impairment, increased by $16.5 million in 1997 as compared to 1996. This increase is primarily a result of calculating EBITDA using the twelve months' operating results for 1997 versus using the operating results for only the seven months after acquisition for 1996, as well as the other factors noted in the preceding paragraphs.

    OPERATING INCOME for Coco's increased to $15.7 million in 1997 as a result of the factors noted above.

                                                                           FISCAL YEAR ENDED
                                                              -------------------------------------------
                                                              DECEMBER 31,    DECEMBER 31,   DECEMBER 30,
                                                                  1996          1997 (a)         1998
CARROWS                                                       ------------    ------------   ------------
($ in millions, except average unit and same-store data)
U.S. systemwide sales.......................................     $217.3          $215.2         $203.8
                                                                 ======          ======         ======
Net company sales...........................................     $217.3          $211.8         $185.5
Franchise and foreign licensing revenue.....................         --             0.6            1.2
                                                                 ------          ------         ------
          Total revenue.....................................      217.3           212.4          186.7
                                                                 ------          ------         ------
Operating expenses:
  Amortization of reorganization value in excess of amounts
     allocable to identifiable assets.......................         --              --           17.9
  Other.....................................................      211.2           201.0          181.0
                                                                 ------          ------         ------
          Total operating expenses..........................      211.2           201.0          198.9
                                                                 ------          ------         ------
Operating income (loss).....................................     $  6.1          $ 11.4         $(12.2)
                                                                 ======          ======         ======
EBITDA as defined...........................................     $ 14.9(b)       $ 26.6         $ 23.4
Average annual unit sales (in thousands):
  Company-owned.............................................      1,343           1,362          1,377
  Franchised................................................         NM              NM          1,131
Same-store data (Company-owned)(c):
  Same-store sales increase (decrease)......................        0.1%           (1.7)%         (2.0)%
  Average guest check.......................................     $ 6.25          $ 6.49         $ 6.60
Operated units:
  Company-owned.............................................        160             140            123
  Franchised................................................         --              14             26
                                                                 ------          ------         ------
          Total.............................................        160             154            149
                                                                 ======          ======         ======

---------------

(a)Fiscal 1997 represents a 53-week period.

(b)EBITDA as defined relates only to the period subsequent to the Company's acquisition of Coco's and Carrows, as the Company's measure of EBITDA as defined may not be comparable to similarly titled measures reported by other companies.

(c)Prior year amounts have not been restated for 1998 comparable units.

NM = Not Meaningful

1998 VS. 1997

    Carrows' NET COMPANY SALES decreased $26.3 million (12.4%) for the year ended December 30, 1998 compared to the prior year. The decrease reflects a $3.8 million impact due to six fewer reporting days compared to the prior year. The remaining decrease reflects a 17-unit decrease in the number of Company-owned restaurants, 12 of which were converted to franchise units, and a decrease in same-store sales. The decrease in same-store sales resulted primarily from a decrease in customer traffic partially offset by a higher average guest check in the first half of the year. The increase in average guest check reflects menu price increases instituted in August 1997 and February 1998 in response to minimum wage increases. In the third and fourth quarters, the Company was able to reverse the negative trend in customer traffic through the implementation of successful value-priced promotions. Due to the effect of such value pricing on average guest check, same-store sales remained negative on a year-to-date basis. FRANCHISE AND FOREIGN LICENSING REVENUE increased $0.6 million for the year ended December 30, 1998 compared to the prior year. This increase resulted from the addition of 12 franchised units over the prior year.

    The comparability of 1998 and 1997 OPERATING EXPENSES is significantly affected by the impact of the adoption of fresh start reporting as of January 7, 1998. Specifically, the amortization of reorganization value in excess of amounts allocable to identifiable assets, which is over a five-year period, totaled $17.9 million for the year ended December 30, 1998. In addition, the adjustment of property and equipment and other intangible assets to fair value resulted in an estimated increase in amortization and depreciation of $2.2 million. Excluding the estimated impact of fresh start reporting, operating expenses decreased $22.2 million (11.0%), reflecting the effect of six fewer reporting days than in the prior year comparable period, the 17-unit decrease in Company-owned restaurants and gains of $1.2 million related to lease buyouts recorded as a reduction of operating expenses in the current year.

    EBITDA AS DEFINED, which is defined by the Company as operating income before depreciation, amortization, management fees payable to Advantica and charges for restructuring and impairment, decreased by $3.2 million in 1998 as compared to 1997. This decrease is a result of the factors noted in the preceding paragraphs, excluding the estimated $20.1 million increase in depreciation and amortization.

    Excluding the estimated impact of the adoption of fresh start reporting, Carrows' OPERATING INCOME for the year ended December 30, 1998 decreased $3.5 million from the prior year as a result of the factors noted above.

1997 VS. 1996

    Carrows' NET COMPANY SALES decreased $5.5 million (2.5%) for 1997 as compared to 1996 in spite of an estimated $3.8 million impact from the additional six days in the 1997 reporting period in comparison to the prior year comparable period due to the change in the fiscal year. The sales decrease is primarily the result of a 20-unit decrease in Company-owned restaurants, 12 of which were converted to franchise units. It also reflects a decrease in same-store sales reflecting a decrease in traffic, partially offset by an increase in average guest check. FRANCHISE AND FOREIGN LICENSING REVENUE for 1997 is $0.6 million, reflecting the opening of 14 domestic franchise units.

    Carrows' OPERATING EXPENSES decreased $10.2 million (4.8%) for 1997 as compared to 1996, despite the impact of an additional six days in the 1997 reporting period as compared to the prior year comparable period due to the change in the fiscal year, increases in the Federal and state minimum wage rates and the impact of Advantica's management fees of $2.1 million in the current year compared to $1.3 million in 1996. The decrease in expenses as compared with the prior year reflects the impact of approximately $1.5 million of nonrecurring adjustments which increased legal and workers' compensation expenses in 1996, as well as savings in product and labor costs in 1997 due to increased focus by operations on cost control, waste reduction and labor initiatives. In addition, operating expenses in 1997 include $3.3 million of gains on sales of restaurants, compared to no gains recorded in 1996.

    EBITDA AS DEFINED, which is defined by the Company as operating income before depreciation, amortization, management fees payable to Advantica and charges for restructuring and impairment, increased by $11.7 million in 1997 as compared to 1996. This increase is primarily a result of calculating EBITDA using the twelve months' operating results for 1997 versus using the operating results for only the seven months after acquisition for 1996, as well as the other factors noted in the preceding paragraphs.

    OPERATING INCOME for Carrows increased to $11.4 million in 1997 as a result of the factors noted above.

FRD CONSOLIDATED

1998 VS. 1997

    INTEREST EXPENSE, NET, decreased $2.1 million (7.2%) for the year ended December 30, 1998 as compared to the prior year comparable period. This decrease is attributed to the lower effective yield on Company debt resulting from the revaluation of such debt to fair market value at January 7, 1998 in accordance with fresh start reporting and to the lower level of outstanding debt in the 1998 period.

    REORGANIZATION ITEMS include professional fees and other expenditures incurred by the Company as a result of the Advantica bankruptcy and the "push down" of fresh start reporting from Advantica.

    The (BENEFIT FROM) PROVISION FOR INCOME TAXES from continuing operations for the 51 weeks ended December 30, 1998 has been computed based on management's estimate of the annual effective income tax rate applied to loss before taxes. The Company recorded an income tax benefit reflecting an effective income tax rate of approximately (8%) for the 51 weeks ended December 30, 1998 compared to a benefit reflecting an approximate rate of (64%) for the year ended December 31, 1997. The change in the effective income tax rate relates to the completion of FRD Predecessor's 1996 calendar year income tax returns in the third quarter of 1997, at which time the deferred income tax benefits related to certain income tax loss carryforwards that had been allocated to the Company were recognized. In addition, during the third quarter of 1997 the Company recognized certain income tax credits related to employer-paid social security taxes and certain deferred income tax benefits related to the reduction in the valuation allowance originally established in the Company's opening balance sheet. The provision for the one-week period ended January 7, 1998 of $11.4 million primarily relates to the effect of the revaluation of the Company's assets and liabilities in accordance with fresh start accounting.

    EBITDA AS DEFINED, which is defined by the Company as operating income before depreciation, amortization, management fees payable to Advantica and charges for restructuring and impairment, decreased by $0.3 million in 1998 as compared to 1997. This increase is a result of the factors noted in the preceding paragraphs, excluding the estimated $45.5 million increase in depreciation and amortization.

    The increase in CONSOLIDATED NET LOSS of $6.5 million for the year ended December 30, 1998 as compared to the prior year comparable period is a result of the items previously discussed.

ACCOUNTING CHANGES

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

    In accordance with the adoption of fresh start reporting upon emergence from bankruptcy (see Note 2 to the Consolidated and Combined Financial Statements herein), the Company adopted both statements of position as of January 7, 1998. The adoption of SOP 98-1 at January 7, 1998 resulted in the write-off of previously capitalized direct costs of obtaining computer software associated with research and development totaling $0.4 million. Subsequent to the Effective Date, similar costs are being expensed as incurred. The adoption of SOP 98-5 at January 7, 1998 resulted in the write-off of previously capitalized preopening costs totaling $0.1 million. Subsequent to the Effective Date, preopening costs are being expensed as incurred.

    In 1998, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"), which establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The adoption of SFAS 131 does not impact the Company's consolidated results of operations, financial position or cash flows.

    Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Financial Instruments and Hedging Activities" ("SFAS 133"), was issued in June 1998. This statement establishes accounting and reporting standards for derivative financial instruments and for hedging activities. It requires that entities recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The accounting for changes in fair value of the derivative (i.e., gains and losses) depends on the intended use of the derivative and the resulting designation. SFAS No. 133 is effective for the Company's fiscal year-end 2000 financial statements. The Company is in the process of evaluating the effect of SFAS 133 on its consolidated results of operations, financial position and cash flows and therefore is unable to evaluate the effect of adoption.

1997 VS. 1996

    CONSOLIDATED INTEREST EXPENSE increased $7.3 million for the 12 months ended December 31, 1997 as compared to the 12 months ended December 26, 1996. This increase is attributed to the change in the Company's debt structure related to its acquisition of FRI-M in May 1996. As a result of the acquisition, the Company obtained a $56.0 million bank term loan (under the FRI-M Credit Facility) and issued $156.9 million in Senior Notes.

    The (BENEFIT) PROVISION FOR INCOME TAXES resulting from the loss from continuing operations for the year ended December 31, 1997 reflects an estimated annual effective income tax rate of approximately (64%) for 1997 compared to a provision for 1996 which reflects an approximate rate of 8%. The change in the effective income tax rate from the prior year can be attributed to the deferred income tax benefits related to the reduction in the 1996 valuation allowance and income tax credits related to employer-paid social security taxes.

    REORGANIZATION ITEMS incurred by the Company in 1997 include professional fees and other expenditures related to the Advantica bankruptcy and the planned "push down" of fresh start reporting from Advantica.

    EBITDA AS DEFINED, which is defined by the Company as operating income before depreciation, amortization, management fees payable to Advantica and charges for restructuring and impairment, increased by $28.2 million in 1997 as compared to 1996. This increase is primarily a result of calculating EBITDA using the twelve months' operating results for 1997 versus using the operating results for only the seven months after acquisition for 1996, as well as the other factors noted in the preceding paragraphs.

    The decrease in CONSOLIDATED NET LOSS of $2.9 million in comparison to the prior year is due to a combination of the above described items.

EXPOSURE TO CURRENCY FLUCTUATIONS

    The Company is the licensor of Coco's restaurants primarily in Japan and South Korea. Royalties due to the Company are paid in foreign currency based on sales attributable to such Coco's. The receivable balance at December 30, 1998 primarily represents ten months of Coco's Japan royalties expected to be received in March 1999. Because this royalty is paid annually, the Company has potential exposure that exchange rates may fluctuate causing an unfavorable impact on the receivable balance. At December 31, 1997 and December 30, 1998, the net royalty receivable amounted to $2.3 million and $2.4 million, respectively.

CHANGE IN FISCAL YEAR

    Effective December 27, 1996, the Company changed its fiscal year end from the last Thursday of the calendar year to the last Wednesday of the calendar year. Due to the timing of this change, the Company's 1997 fiscal year includes an extra six days in comparison to the prior fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

    In connection with the acquisition of FRI-M, the Company obtained a credit facility (the "FRI-M Credit Facility") on May 23, 1996, which provides for a $56 million term loan (the "Term Loan") and a $35 million working capital and letter of credit facility (the "Revolving Credit Facility"). At December 30, 1998, the amount of the Term Loan outstanding was $10.4 million and FRI-M had no outstanding working capital borrowings; however, letters of credit outstanding were $13.2 million. Such facility is unavailable to Advantica and its other subsidiaries.

    Also in connection with the acquisition, FRD issued $156.9 million aggregate principal amount of 12 1/2% Senior Notes due 2004 (the "Senior Notes"). The Senior Notes mature on July 15, 2004.

    The FRI-M Credit Facility and the indenture under which the Senior Notes have been issued contain a number of restrictive covenants which, among other things (subject to certain exceptions), limit FRD and its subsidiaries with respect to incurrence of debt, existence of liens, investments and joint ventures, the declaration or payment of dividends, the making of guarantees and other contingent obligations, mergers, the sale of assets, capital expenditures and material changes in their business. In addition, the FRI-M Credit Facility contains certain financial covenants including provisions for the maintenance of a minimum level of interest coverage (as defined), limitations on ratios of indebtedness (as defined) to earnings before interest, taxes, depreciation and amortization (EBITDA), maintenance of a minimum level of EBITDA and limitations on annual capital expenditures.

    The Company was in compliance with the terms of the FRI-M Credit Facility at December 30, 1998. Under the most restrictive provision of the FRI-M Credit Facility (the minimum interest coverage ratio), for the four quarters ended December 30, 1998, the Company's EBITDA could be approximately $0.3 million less and the Company would still be in compliance.

    As of December 30, 1998, scheduled maturities of long-term debt relative to FRD for the years 1999 and thereafter are as follows (in millions):

YEAR:
-----
1999........................................................  $13.6
2000........................................................    2.9
2001........................................................    2.8
2002........................................................    2.4
2003........................................................    1.8
Thereafter..................................................  161.0

    Because of covenant limitations under Advantica's senior notes indenture and Advantica's bank credit facility, and under the FRI-M Credit Facility and the indenture under which the Senior Notes have been issued, Advantica's ability to make further investments in FRD to upgrade the Coco's and Carrows concepts has been severely limited. In an effort to address this issue, during the latter half of 1998 Advantica began exploring various alternatives to restructure FRD's capital structure in order to increase capital availability and otherwise improve FRD's financial flexibility. Most recently, Advantica has (1) designated FRD and its subsidiaries as restricted subsidiaries in accordance with the terms of Advantica's senior notes indenture, generally increasing Advantica's investment flexibility thereunder in its relationship with FRD and its subsidiaries, (2) obtained certain amendments to its credit facility to increase Advantica's investment flexibility under that facility with respect to the Coco's and Carrows operations, and (3) held discussions with certain financial institutions regarding refinancing the FRI-M Credit Facility prior to its scheduled maturity date in August 1999. As a result of those discussions, Coco's and Carrows have entered into a written commitment letter, pursuant to which they have received commitments from The Chase Manhattan Bank ("Chase") and Credit Lyonnais New York Branch ("Credit Lyonnais") for a $70 million Senior Secured Credit Facility (the "New FRI-M Facility"). Such facility, which is expected to be guaranteed by Advantica, will consist of a combined term loan and revolving credit facility and will mature four years from the date of closing. The closing of such facility, expected to occur in the second quarter of 1999, is subject to, among other conditions, the negotiation of definitive agreements with Chase and Credit Lyonnais on mutually acceptable terms.

    Management believes the New FRI-M Facility, together with cash generated from operations, various cash management measures and other sources, will provide FRD with adequate liquidity to meet its working capital, debt service and capital expenditure requirements for at least the next twelve months. However, a significant downturn in the restaurant industry, the California economy or other developments adversely affecting FRD's cash flow could materially impair its ability to service its indebtedness.

    FRD's principal capital requirements are those associated with opening new restaurants and remodeling and maintaining its existing restaurants and facilities. During 1998, total capital expenditures were approximately $10.9 million. Of the total capital expenditures, approximately $0.6 million were financed through capital leases. Capital expenditures during 1999 are expected to total approximately $30 million to $35 million; however, the Company is not committed to spending this amount and could spend less if circumstances warrant.

    At December 30, 1998 and December 31, 1997, the Company had working capital deficits of $73.9 million and $68.7 million, respectively. The increase in the deficit is attributable primarily to a use of cash related to $29.6 million in term loan payments. FRD is able to operate with a substantial working capital deficit because: (1) restaurant operations are conducted on a cash (and cash equivalent) basis with a low level of accounts receivable; (2) rapid turnover allows a limited investment in inventories; and (3) accounts payable for food, beverages, and supplies usually become due after the receipt of cash from related sales. The Company intends to continue to operate with working capital deficits.

IMPACT OF THE YEAR 2000 ISSUE

    The Year 2000 issue is the result of computer programs which were written using two digits rather than four to define the applicable year. Any of the Company's computer programs or operating equipment that have date-sensitive software using two digits to define the applicable year may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions or engage in normal business activities.

    Advantica has a comprehensive enterprise-wide program in place (which includes the Company) that will address the impact and issues associated with processing dates up to, through and beyond the year 2000. This program consists of three main areas: (a) information systems, (b) supply chain and critical third party readiness and (c) business equipment. Advantica is utilizing both internal and external resources to inventory, assess, remediate, replace and test its systems for Year 2000 compliance. To oversee the process, Advantica has established a Steering Committee which is comprised of senior executives from all functional areas within Advantica and which reports regularly to the Advantica Board of Directors and Audit Committee.

    Advantica has performed an assessment of the impact of the Year 2000 issue and determined that a significant portion of its software applications will need to be modified or replaced so that its systems will properly utilize dates beyond December 31, 1999. For the most part, Advantica intends to replace existing systems and, based on current estimates, expects to spend approximately $20 million in 1999 to address its information systems issues. Relative to this amount, Advantica estimates that approximately $16 million will be used to develop or purchase new software and will be capitalized. The remaining amounts will be expensed as incurred. The related amounts capitalized or expensed by the Company are expected to be immaterial. Advantica's total Year 2000 expenditures through December 30, 1998 were approximately $16.1 million. All estimated costs have been budgeted and are expected to be funded by cash flows from operations. Currently all information systems projects are on schedule and are fully staffed. Systems that are critical to the Company's operations are targeted to be Year 2000 compliant by June of 1999.

    The nature of its business makes the Company very dependent on critical suppliers and service providers, and the failure of such third parties to adequately address the Year 2000 issue could have a material impact on the Company's ability to conduct its business. Accordingly, Advantica has a dedicated team in place to assess the Year 2000 readiness of all third parties on which it depends. Surveys have been sent to critical suppliers and service providers and each survey response is being scored and assessed based on the third party's Year 2000 project plans in place and progress to date. On-site visits or follow-up phone interviews are being performed for critical suppliers and service providers. For any critical supplier or service provider which does not provide Advantica with satisfactory evidence of their Year 2000 readiness, contingency plans will be developed which will include establishing alternative sources for the product or service provided. Advantica is also communicating with its franchise business partners regarding Year 2000 business risks. Advantica's current estimate of costs associated with the Year 2000 issue excludes the potential impact of the Year 2000 issue on third parties. There can be no guarantee that the systems of other companies on which the Company relies will be timely converted, or that a failure to convert by another company would not have a material adverse effect on the Company's operations.

    Advantica has inventoried and determined the business criticality of all restaurant equipment. Based on preliminary findings the Company believes that the date-related issues associated with the proper functioning of such assets are insignificant and are not expected to represent a material risk to the Company or its operations. Advantica has conducted an inventory of its facilities at the Company's corporate office and is beginning the correction of certain date-deficient systems.

    The Company believes, based on available information, that it will be able to manage its Year 2000 transition without any material adverse effect on its business operations. As the Year 2000 project progresses, Advantica will establish contingency plans addressing business critical processes for operations and other critical corporate functions. However, the costs of the project and the ability of Advantica to complete the Year 2000 transition on a timely basis are based on management's best estimates, which were derived based on numerous assumptions of future events including the availability of certain resources, third party modification plans and other factors. Specific factors that could have a material adverse effect on the cost of the project and its completion date include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, unanticipated failures by critical vendors and franchisees as well as a failure by Advantica to execute its own remediation efforts. As a result, there can be no assurance that these forward looking estimates will be achieved and actual results may differ materially from those plans, resulting in material financial risk to the Company.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

    The Company has exposure to interest rate risk related to certain instruments entered into for other than trading purposes. Specifically, the Company has in place the FRI-M Credit Facility, which consists of the Term Loan, with a balance outstanding of $10.4 million at December 30, 1998, and the $35 million Revolving Credit Facility. The Revolving Credit Facility bears interest at variable rates; however, there were no amounts outstanding under this facility at December 30, 1998. Borrowings under the FRI-M Credit Facility bear interest based on the prime rate or an adjusted Eurodollar rate (approximately 8.4% at December 30, 1998). The Company's other outstanding long-term debt bear fixed rates of interest. While changes in the prime rate and Eurodollar rate could affect the cost of funds borrowed in the future, existing amounts outstanding are at fixed rates; therefore, the Company believes the effect, if any, of reasonably possible near-term changes in interest rates on the Company's consolidated financial position, results of operations and cash flows would not be material.

    The Company may from time to time use interest rate swaps to manage overall borrowing costs and reduce exposure to adverse fluctuations in interest rates. The Company does not use derivative instruments for trading purposes. No financial derivatives were in place at December 30, 1998.

COMMODITY PRICE RISK

    The Company purchases certain products such as beef, poultry, pork and coffee which are affected by commodity pricing and are, therefore, subject to price volatility caused by weather, production problems, delivery difficulties and other factors that are outside the Company's control and which are generally unpredictable. Changes in commodity prices affect the Company and its competitors generally and often simultaneously. In general, the food products purchased by the Company are purchased based upon market prices established with vendors. Although many of the items purchased are subject to changes in commodity prices, certain purchasing arrangements are structured to contain features that minimize price volatility by establishing price ceilings and/or floors. The Company uses these types of purchase arrangements to control costs as an alternative to using financial instruments to hedge commodity prices. In many cases, the Company believes it will be able to address commodity cost increases which are significant and appear to be long-term in nature by adjusting its menu pricing or changing its product delivery strategy. However, competitive circumstances could limit such actions and in those circumstances increases in commodity prices could result in lower margins for the Company. Because of the often short-term nature of commodity pricing aberrations and the ability of the Company to change menu pricing or product delivery strategies in response to commodity price increases, the Company believes that the impact of commodity price risk is immaterial.

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

INFORMATION REGARDING CERTAIN INDEBTEDNESS

    The following information regarding certain indebtedness of the Company does not purport to be complete and is qualified in its entirety by reference to the documents governing such indebtedness, including the definitions of certain terms therein, which have been filed as exhibits to the Company's filings with the Commission. Whenever particular provisions of such documents are referred to herein, such provisions are incorporated herein by reference and the statements are qualified in their entirety by such reference. See Note 8 to the Consolidated and Combined Financial Statements for additional information regarding the Company's indebtedness and the terms thereof (including indebtedness under the FRI-M Credit Facility).

THE SENIOR NOTES

    In connection with the May 23, 1996 acquisition of FRI-M, FRD issued $156.9 million principal amount of 12 1/2% Senior Notes due 2004. The Senior Notes are senior unsecured, general obligations of FRD and rank senior in right of payment to all existing and future subordinated indebtedness of FRD and rank pari passu in right of payment with all existing and future unsubordinated indebtedness of FRD. The Senior Notes are effectively subordinated to secured indebtedness of FRD, including FRD's guaranty of borrowings under the FRI-M Credit Facility to the extent of the value of FRD's assets securing such guaranty. Borrowings under the FRI-M Credit Facility are secured by substantially all of FRD's assets. The Senior Notes are structurally subordinated to all indebtedness of FRI-M, including its indebtedness under the FRI-M Credit Facility. Interest on the Senior Notes accrues at the rate of 12 1/2% per annum and is payable semi-annually in arrears on January 15 and July 15, commencing on July 15, 1996. They will mature on July 15, 2004.

    The Senior Notes will be redeemable, in whole or in part, at the option of FRD at any time on or after May 23, 2001, initially at a redemption price equal to 105.0% of the principal amount thereof to and including May 22, 2002, at 102.5% of the principal amount thereof to and including May 22, 2003, and thereafter at 100% of the principal amount thereof, together in each case with accrued interest.

    Notwithstanding the foregoing, at any time prior to May 23, 1999, FRD may redeem up to $50 million aggregate principal amount of the Senior Notes at a redemption price equal to 107.5% of the principal amount thereof, together with accrued interest, from the net cash proceeds of an initial public equity offering of FRD, subject to certain further terms and conditions.

                                    PART IV

ITEM 14.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) (1) Financial Statements: See the Index to Financial Statements and Financial Statement Schedule which appears on page F-1 hereof.

    (2) Financial Statement Schedules: See the Index to Financial Statements and Financial Statement Schedule which appears on page F-1 hereof.

    (3) Exhibits
        Certain of the exhibits to this report, indicated by an asterisk, are hereby incorporated by reference to other documents on file with the Commission with which they are physically filed, to be a part hereof as of their respective dates.

EXHIBIT NO.    DESCRIPTION
-----------    -----------
   *3.1        Certificate of Incorporation of FRD (incorporated by
               reference to Exhibit 3.1 to Registration Statements on Forms
               S-1 and S-4 dated as of September 6, 1996 (No. 333-07601) of
               FRD (the "FRD Form S-4")).
   *3.2        Bylaws of FRD (incorporated by reference to Exhibit 3.2 to the FRD Form S-4).
   *3.2.1      Amendment to the Bylaws of FRD, dated May 24, 1996
               (incorporated by reference to Exhibit 3.2.1. to FRD's annual report on Form 10-K for the period ended December 26, 1996).
   *4.1        Indenture dated as of May 23, 1996 between FRD and the Bank of New York, as Trustee (the "Indenture") (incorporated by reference to Exhibit 4.1 to the FRD Form S-4).
   *4.2        Stock Purchase Agreement dated as of March 1, 1996 by and
               among Flagstar, FRI, FRD, and Family Restaurants, Inc.
               (incorporated by reference to Exhibit 4.2 to the FRD Form
               S-4).
   *4.3        Registration Rights Agreement dated as of May 23, 1996
               between FRD and Family Restaurants, Inc. (the "Registration
               Rights Agreement") (incorporated by reference to Exhibit 4.3 to the FRD Form S-4).
   *4.3.1      First Amendment to Registration Rights Agreement, dated as of August 23, 1996 (incorporated by reference to Exhibit
               4.3.1 to the FRD Form S-4).
  *10.1        Credit Agreement dated as of May 23, 1996 by and among FRD, as Guarantor, FRI-M as Borrower, the Financial Institutions
               listed therein, as lenders, Bankers Trust Company, Chemical
               Bank and Citicorp USA, Inc., as co-syndication agents, and
               Credit Lyonnais New York Branch, as administrative agent
               (the "Credit Agreement") (incorporated by reference to
               Exhibit 10.1 to the FRD Form S-4).

EXHIBIT NO.    DESCRIPTION
-----------    -----------
  *10.1.1      First Amendment to the Credit Agreement, dated as of July 1,
               1996 (incorporated by reference to Exhibit 10.1.1 to FRD's quarterly report on Form 10-Q for the period ending
               September 26, 1996 (the "1996 Form 10-Q")).
  *10.1.2      Second Amendment to the Credit Agreement, dated November 19,
               1996 (incorporated by reference to Exhibit 4.24 to FCI's
               annual report on Form 10-K for the period ended December 31,
               1996).
  *10.1.3      Third Amendment to the Credit Agreement, dated March 7, 1997
               (incorporated by reference to Exhibit 4.2 to FCI's quarterly report on Form 10-Q for the period ending April 2, 1997).
  *10.1.4      Fourth Amendment to the Credit Agreement, dated July 9, 1997
               (incorporated by reference to Exhibit 4.1 to FCI's quarterly report on Form 10-Q for the period ended October 1, 1997).
  *10.2        Tax Sharing and Allocation Agreement dated as of May 23,
               1996 among FRI and the Company (incorporated by reference to
               Exhibit 10.2 to the FRD Form S-4).
  *10.3        Management Services Agreement dated as of May 24, 1996
               between FRD and Flagstar (incorporated by reference to
               Exhibit 10.3 to the FRD Form S-4).
  *10.4        Technical Assistance and License Agreement, dated as of
               April 14, 1995, between Coco's Restaurant, Inc. and Coco's
               Japan Co., Ltd (incorporated by reference to Exhibit 10.5 to the FRD Form S-4).
  *10.5        Advantica Restaurant Group Stock Option Plan, as adopted
               January 28, 1998 and amended through September 28, 1998
               (incorporated by reference to Exhibit 10.2 to Advantica's
               quarterly report on Form 10-Q for the period ended September
               30, 1998 (the "Advantica 1998 Third Quarter 10-Q")).
  *10.6        Advantica Restaurant Group Officer Stock Option Plan, as
               adopted January 28, 1998 and amended through September 28,
               1998 (incorporated by reference to Exhibit 10.3 to
               Advantica's 1998 Third Quarter 10-Q).
  *10.7        Fifth Amendment, dated December 9, 1997, to the Credit
               Agreement (incorporated by reference to Exhibit 4.21 to
               Amendment No. 1 to the Registration Statement on Form S-1
               (No. 333-45811) of Advantica).
  *10.8        Sixth Amendment, dated December 23, 1998, to the Credit
               Agreement (incorporated by reference to Exhibit 10.36 to
               Advantica's annual report on Form 10-K for the year ended
               December 30, 1998).
   27          Financial Data Schedule (for SEC use only).
   99          Safe Harbor Under the Private Securities Litigation Reform
               Act of 1995.

---------------

(b) No reports on Form 8-K were filed during the quarter ended December 30, 1998.

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO
SECTION 12 OF THE ACT.

    No annual report or proxy material has been provided to the security holders of FRD.

                              FRD ACQUISITION CO.

         INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

                                                              PAGE
                                                              ----
Independent Auditors' Report -- Deloitte & Touche LLP.......  F-2
Independent Auditors' Report -- KPMG LLP....................  F-3
Statements of Combined Operations for the Five Months Ended
  May 23, 1996 and Statements of Consolidated Operations for
  the Seven Months Ended December 26, 1996, the Year Ended
  December 31, 1997, the One Week Ended January 7, 1998 and
  the Fifty-One Weeks Ended December 30, 1998...............  F-4
Consolidated Balance Sheets as of December 31, 1997 and
  December 30, 1998.........................................  F-5
Statements of Combined Cash Flows for the Five Months Ended
  May 23, 1996 and Statements of Consolidated Cash Flows for
  the Seven Months Ended December 26, 1996, the Year Ended
  December 31, 1997, the One Week Ended January 7, 1998 and
  the Fifty-One Weeks Ended December 30, 1998...............  F-6
Notes to Consolidated and Combined Financial Statements.....  F-8
Financial Statement Schedule: Condensed Financial
  Information of Registrant.................................  S-1

                          INDEPENDENT AUDITORS' REPORT

Board of Directors
FRD Acquisition Co.:

    We have audited the accompanying consolidated balance sheets of FRD Acquisition Co. and subsidiaries (the "Company") as of December 30, 1998 (Emerged Successor balance sheet) and December 31, 1997 (Successor balance sheet), and the related statements of consolidated operations and consolidated cash flows for the fifty-one-week period ended December 30, 1998 (Emerged Successor operations), the one-week period ended January 7, 1998 and the year ended December 31, 1997 and the seven months ended December 26, 1996 (Successor operations). Our audits also included the financial statement schedule listed in the Index. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedule based on our audits.

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

    As discussed in Note 1 to the financial statements, on November 12, 1997, the Bankruptcy Court entered an order confirming the plan of reorganization of the Company's parent, Advantica Restaurant Group, Inc. (formerly Flagstar Companies, Inc.), which became effective after the close of business on January 7, 1998. Accordingly, the accompanying financial statements have been prepared in conformity with AICPA Statement of Position 90-7, "Financial Reporting for Entities in Reorganization Under the Bankruptcy Code," for the FRD Emerged Successor as a new entity with assets, liabilities, and a capital structure having carrying values not comparable with prior periods as described in Note 2.

    In our opinion, the Emerged Successor consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 30, 1998 and the results of its operations and cash flows for the fifty-one-week period ended December 30, 1998. Further, in our opinion, the Successor consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 1997 and December 26, 1996 and the results of its operations and its cash flows for one-week period ended January 7, 1998, the year ended December 31, 1997 and the seven months ended December 26, 1996 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP
Greenville, South Carolina
February 16, 1999

                          INDEPENDENT AUDITORS' REPORT

Board of Directors
FRD Acquisition Co.:

    We have audited the accompanying combined statements of operations and cash flows of FRD Acquisition Co. (FRD Predecessor) for the five months ended May 23, 1996. These combined financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the combined financial statements based on our audit.

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

    In our opinion, the combined financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of FRD Acquisition Co. (FRD Predecessor) for the five months ended May 23, 1996 in conformity with generally accepted accounting principles.

KPMG LLP
Orange County, California
July 25, 1996

                              FRD ACQUISITION CO.

          STATEMENTS OF CONSOLIDATED (SUCCESSOR AND EMERGED SUCCESSOR)
                     AND COMBINED (PREDECESSOR) OPERATIONS

                                                                                                       FRD
                                              FRD                         FRD                        EMERGED
                                          PREDECESSOR                  SUCCESSOR                    SUCCESSOR
                                          -----------   ----------------------------------------   ------------
                                             FIVE          SEVEN                         ONE        FIFTY-ONE
                                            MONTHS         MONTHS          YEAR          WEEK         WEEKS
                                             ENDED         ENDED          ENDED         ENDED         ENDED
                                            MAY 23,     DECEMBER 26,   DECEMBER 31,   JANUARY 7,   DECEMBER 30,
                                             1996           1996           1997          1998          1998
                                          -----------   ------------   ------------   ----------   ------------
(In thousands)
Net company sales.......................   $194,464       $292,731       $487,593      $  8,266      $432,930
Franchise and foreign licensing
  revenue...............................      1,479          2,313          4,900           115         5,188
                                           --------       --------       --------      --------      --------
Operating revenue.......................    195,943        295,044        492,493         8,381       438,118
                                           --------       --------       --------      --------      --------
Operating expenses:
  Product cost..........................     54,370         83,519        133,733         2,255       119,467
  Payroll and benefits..................     74,642        104,090        178,721         3,139       160,565
  Amortization of reorganization value
     in excess amounts allocable to
     identifiable assets................         --             --             --            --        40,051
  Depreciation and amortization of
     property...........................      9,487         14,621         23,703           469        33,018
  Amortization of other intangibles.....      2,884          3,885          5,853           122         2,253
  Management fees to Advantica..........         --          2,950          4,925            84         4,381
  Allocated costs from Advantica........         --             21          2,500            48         2,202
  Other.................................     52,078         74,011        115,972         2,218        95,259
                                           --------       --------       --------      --------      --------
                                            193,461        283,097        465,407         8,335       457,196
                                           --------       --------       --------      --------      --------
Operating income (loss).................      2,482         11,947         27,086            46       (19,078)
                                           --------       --------       --------      --------      --------
Other charges (credits):
  Interest expense, net.................      4,658         17,680         29,597           585        26,897
  Other, net............................     (5,437)            (4)         2,975            --          (515)
                                           --------       --------       --------      --------      --------
                                               (779)        17,676         32,572           585        26,382
                                           --------       --------       --------      --------      --------
Income (loss) before reorganization
  items and taxes.......................      3,261         (5,729)        (5,486)         (539)      (45,460)
Reorganization items....................         --             --            528       (44,993)           --
                                           --------       --------       --------      --------      --------
Income (loss) before taxes..............      3,261         (5,729)        (6,014)       44,454       (45,460)
Provision (benefit) for income taxes....      2,160            460         (3,836)       11,367        (3,652)
                                           --------       --------       --------      --------      --------
Net income (loss).......................   $  1,101       $ (6,189)      $ (2,178)     $ 33,087      $(41,808)
                                           ========       ========       ========      ========      ========

          See notes to consolidated and combined financial statements.

                              FRD ACQUISITION CO.

                          CONSOLIDATED BALANCE SHEETS

                                                                  FRD               FRD
                                                               SUCCESSOR     EMERGED SUCCESSOR
                                                              DECEMBER 31,     DECEMBER 30,
                                                                  1997             1998
(In thousands)                                                ------------   -----------------
ASSETS
Current Assets:
  Cash and cash equivalents.................................    $  9,051         $  5,841
  Receivables...............................................       4,661            6,343
  Receivable from Advantica.................................       1,870               --
  Inventories...............................................       3,758            3,070
  Other.....................................................       9,132            3,952
                                                                --------         --------
                                                                  28,472           19,206
                                                                --------         --------
Property and equipment......................................     151,675          149,336
Accumulated depreciation....................................     (34,346)         (30,184)
                                                                --------         --------
                                                                 117,329          119,152
                                                                --------         --------
Other assets:
  Reorganization value in excess of amounts allocable to
     identifiable assets, net...............................          --          155,852
  Goodwill, net.............................................     186,613               --
  Other intangibles, net....................................       7,275           41,896
  Deferred taxes............................................      25,487           18,744
  Other.....................................................       6,352            3,903
                                                                --------         --------
                                                                 225,727          220,395
                                                                --------         --------
                                                                $371,528         $358,753
                                                                ========         ========

LIABILITIES AND STOCKHOLDER'S EQUITY
Current Liabilities:
  Current maturities of long-term debt......................    $ 23,457         $ 13,530
  Accounts payable..........................................      21,645           20,361
  Accrued salaries and vacation.............................      12,820           10,199
  Accrued insurance.........................................       4,560            4,408
  Accrued interest..........................................       9,282            9,320
  Payable to Advantica......................................      10,182           16,740
  Other.....................................................      15,184           18,532
                                                                --------         --------
                                                                  97,130           93,090
                                                                --------         --------
Long-term liabilities:
  Debt, less current maturities.............................     195,652          182,743
  Liability for self-insured claims.........................       9,397           10,014
  Other noncurrent liabilities..............................       2,716           14,995
                                                                --------         --------
                                                                 207,765          207,752
                                                                --------         --------
                                                                 304,895          300,842
                                                                --------         --------
Commitments and Contingencies
Stockholder's Equity:
  Common stock: par value $0.10; 1,000 shares authorized,
     issued and outstanding.................................          --               --
  Paid-in capital...........................................      75,000           99,719
  Deficit...................................................      (8,367)         (41,808)
                                                                --------         --------
                                                                  66,633           57,911
                                                                --------         --------
                                                                $371,528         $358,753
                                                                ========         ========

          See notes to consolidated and combined financial statements.

                              FRD ACQUISITION CO.

        STATEMENTS OF CONSOLIDATED (SUCCESSOR AND EMERGED SUCCESSOR) AND
                       COMBINED (PREDECESSOR) CASH FLOWS

                                                                                                             FRD
                                                    FRD                         FRD                        EMERGED
                                                PREDECESSOR                  SUCCESSOR                    SUCCESSOR
                                                -----------   ----------------------------------------   ------------
                                                   FIVE          SEVEN                         ONE        FIFTY-ONE
                                                  MONTHS         MONTHS          YEAR          WEEK         WEEKS
                                                   ENDED         ENDED          ENDED         ENDED         ENDED
                                                  MAY 23,     DECEMBER 26,   DECEMBER 31,   JANUARY 7,   DECEMBER 30,
                                                   1996           1996           1997          1998          1998
                                                -----------   ------------   ------------   ----------   ------------
(In thousands)
Cash Flows from Operating Activities:
  Net income (loss)...........................   $  1,101      $  (6,189)      $ (2,178)     $ 33,087      $(41,808)
  Adjustments to reconcile net income (loss)
     to cash flows from operating activities:
     Amortization of reorganization value in
       excess of amounts allocable to
       identifiable assets....................         --             --             --            --        40,051
     Depreciation and amortization of
       property...............................      9,487         14,621         23,703           469        33,018
     Amortization of other intangibles........      2,884          3,885          5,853           122         2,253
     Amortization of deferred financing
       costs..................................         --            816          1,356            28         1,336
     Amortization of debt premium.............         --             --             --            --        (1,497)
     Gain on disposition of assets............     (5,738)            --         (5,190)           --        (5,979)
     Gain on lease buyouts....................         --             --             --            --        (5,178)
     Deferred tax (benefit) provision.........         --             --         (4,183)       11,340        (3,899)
     Noncash reorganization items.............         --             --             --       (44,993)           --
Decrease (increase) in assets:
  Receivables.................................      1,676         (2,226)         1,115           252        (1,189)
  Inventories.................................         68            117          1,281            --           538
  Other current assets........................       (485)        (4,105)        (3,933)        3,918         1,551
  Other assets................................      1,251           (989)        (1,952)           --           872
Increase (decrease) in liabilities:
  Accounts payable............................     (4,762)           610          2,074        (3,085)        3,278
  Accrued salaries and vacation...............         --             98          1,305        (1,451)       (1,170)
  Payable to Advantica........................         --          2,950          7,231           132         6,426
  Other accrued liabilities...................     (2,290)        10,964         (7,015)        1,388        (3,992)
  Liability for self-insurance claims.........      2,133            624         (4,887)         (253)       (1,681)
  Other noncurrent liabilities................         --             29          2,507             3            66
                                                 --------      ---------       --------      --------      --------
Net cash flows from operating activities......      5,325         21,205         17,087           957        22,996
                                                 --------      ---------       --------      --------      --------
Cash Flows from Investing Activities:
  Purchase of property........................     (2,216)        (2,746)       (14,941)           --       (10,367)
  Proceeds from lease buyouts.................         --             --             --            --         3,806
  Proceeds from disposition of property.......     20,087             --         12,046            --        12,515
  Acquisition of business.....................         --       (128,056)            --            --            --
                                                 --------      ---------       --------      --------      --------
Net cash flows provided by (used in )
  investing activities........................     17,871       (130,802)        (2,895)           --         5,954
                                                 --------      ---------       --------      --------      --------
                            See notes to consolidated and combined financial statements.

                              FRD ACQUISITION CO.

        STATEMENTS OF CONSOLIDATED (SUCCESSOR AND EMERGED SUCCESSOR) AND
                COMBINED (PREDECESSOR) CASH FLOWS -- (CONTINUED)

                                                                                                             FRD
                                                    FRD                         FRD                        EMERGED
                                                PREDECESSOR                  SUCCESSOR                    SUCCESSOR
                                                -----------   ----------------------------------------   ------------
                                                   FIVE          SEVEN                         ONE        FIFTY-ONE
                                                  MONTHS         MONTHS          YEAR          WEEK         WEEKS
                                                   ENDED         ENDED          ENDED         ENDED         ENDED
                                                  MAY 23,     DECEMBER 26,   DECEMBER 31,   JANUARY 7,   DECEMBER 30,
                                                   1996           1996           1997          1998          1998
                                                -----------   ------------   ------------   ----------   ------------
Cash Flows from Financing Activities:
  Principal debt payments, net................   $(81,755)     $  (2,948)      $(19,439)     $ (6,515)     $(26,602)
  Deferred financing costs....................         --         (5,143)            (2)           --            --
  Borrowing on credit facilities..............         --         56,000             --            --            --
  Equity contributions from Advantica.........         --         75,000             --            --            --
  Net intercompany and equity activity........     54,050             --             --            --            --
                                                 --------      ---------       --------      --------      --------
Net cash flows (used in) provided by financing
  activities..................................    (27,705)       122,909        (19,441)       (6,515)      (26,602)
                                                 --------      ---------       --------      --------      --------
(Decrease) increase in cash and cash
  equivalents.................................     (4,509)        13,312         (5,249)       (5,558)        2,348
Cash and cash equivalents at:
  Beginning of period.........................      5,497            988         14,300         9,051         3,493
                                                 --------      ---------       --------      --------      --------
  End of period...............................   $    988      $  14,300       $  9,051      $  3,493      $  5,841
                                                 ========      =========       ========      ========      ========
Supplemental Cash Flow Information:
  Income taxes paid (refunded)................                 $      80       $  1,977      $     --      $ (1,402)
                                                               =========       ========      ========      ========
  Interest paid...............................                 $   7,219       $ 27,606      $     --      $ 23,957
                                                               =========       ========      ========      ========
  Non cash financing activities:
     Capital lease obligations................                 $     101       $    694      $     --      $    569
                                                               =========       ========      ========      ========

          See notes to consolidated and combined financial statements.

                              FRD ACQUISITION CO.

            NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

NOTE 1: ORGANIZATION AND BASIS OF PRESENTATION

    FRD Acquisition Co. ("FRD" or, together with its subsidiaries, "the Company") was incorporated in February 1996 as a wholly-owned subsidiary of Flagstar Corporation ("Flagstar"), a wholly-owned subsidiary of Flagstar Companies, Inc. ("FCI") (which changed its name to Advantica Restaurant Group, Inc. ("Advantica") on January 7, 1998). On May 23, 1996, FRD consummated the acquisition of the Coco's and Carrows restaurant chains consisting of 347 company-owned units within the family dining segment. The acquisition price of $313.4 million (which was paid in exchange for all of the outstanding stock of FRI-M Corporation ("FRI-M"), the subsidiary of Family Restaurants, Inc. ("FRI"), which owns the Coco's and Carrows chains), was financed with $125.0 million in cash ($75.0 million of which was provided from Flagstar's cash balances and the remaining $50.0 million from bank term loans which totaled $56.0 million, with $6 million being used to pay transaction fees), the issuance of $156.9 million in senior notes of FRD to FRI (the "Senior Notes"), and the assumption of certain capital lease obligations of approximately $31.5 million. The acquisition was accounted for using the purchase method of accounting. In accordance with the purchase method of accounting, the purchase price was allocated to the underlying assets and liabilities of FRI-M based on their estimated respective fair values at the date of acquisition. The purchase price exceeded the fair value of the net assets acquired by approximately $195 million, as adjusted. Prior to January 7, 1998, the resulting goodwill was being amortized on a straight line basis over 40 years. Unamortized goodwill was written off at January 7, 1998 in conjunction with the adoption of fresh start reporting as described in Note 2.

    FRD restaurants primarily offer moderately-priced breakfast, lunch and dinner items. At December 30, 1998, the Company owned 273 full-service restaurants located primarily in six states, with approximately 88% of its restaurants located in California. Additionally, as of December 30, 1998, the Company was the licensor of 300 restaurants primarily located in Japan and South Korea and the franchisor of 57 restaurants in the United States.

    In the financial statements included herein, reference to "FRD Predecessor" refers to the period of ownership of FRI-M by FRI, giving effect to information about events occurring upon FRI's emergence from a Chapter 11 bankruptcy code reorganization through May 23, 1996. "FRD Successor" refers to the period of ownership of FRI-M by FRD subsequent to May 23, 1996. "FRD Emerged Successor" refers to the period subsequent to the emergence of Advantica from proceedings under the Bankruptcy Code (as defined below) and the application of fresh start reporting as described in Note 2.

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

        (b) The following securities of FCI and Flagstar were canceled, extinguished and retired as of the Effective Date: (1) Flagstar's 10 7/8% Senior Notes due 2002 and 10 1/4% Senior Notes due 2001 (collectively with the 10 7/8% Senior Notes due 2002, the "Old Senior Notes"), (2) Flagstar's 11.25% Senior Subordinated Debentures due 2004 and 11 3/8% Senior

                              FRD ACQUISITION CO.

NOTE 1: ORGANIZATION AND BASIS OF PRESENTATION -- Continued
    Subordinated Debentures due 2003 (collectively with the 11.25% Senior Subordinated Debentures due 2004 the "Senior Subordinated Debentures"), (3) Flagstar's 10% Convertible Junior Subordinated Debentures due 2014 (the "10% Convertible Debentures"), (4) FCI's $2.25 Series A Cumulative Convertible Exchangeable Preferred Stock and (5) FCI's $.50 par value common stock (the "Old Common Stock");

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

        (d) Each holder of the Old Senior Notes received such holder's pro rata portion of 100% of Advantica's 11 1/4% Senior Notes due 2008 (the "Advantica Senior Notes") in exchange for 100% of the principal amount of such holders' Old Senior Notes and accrued interest through the Effective Date;

        (e) Each holder of the Senior Subordinated Debentures received each holder's pro rata portion of shares of Common Stock equivalent to 95.5% of the Common Stock issued on the Effective Date;

        (f) Each holder of the 10% Convertible Debentures received such holder's pro rata portion of (1) shares of Common Stock equivalent to 4.5% of the Common Stock issued on the Effective Date and (2) 100% of the Warrants issued on the Effective Date; and

        (g) Advantica refinanced its prior credit facilities by entering into a new credit facility with The Chase Manhattan Bank ("Chase") and other lenders named therein, providing Advantica (excluding FRI-M) with a $200 million senior revolving credit facility (the "Credit Facility").

NOTE 2: FRESH START REPORTING

    As of the Effective Date, Advantica adopted fresh start reporting pursuant to the guidance provided by the AICPA's Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7"). Fresh start reporting assumes that a new reporting entity has been created and requires that assets and liabilities be adjusted to their fair values as of the Effective Date in conformity with the procedures specified by Accounting Principles Board Opinion No. 16, "Business Combinations" ("APB 16"). In conjunction with the revaluation of assets and liabilities, a reorganization value for Advantica was determined which generally approximated its fair value before considering debt and approximated the amount a buyer would pay for the assets of Advantica after reorganization. Under fresh start reporting, the reorganization value of Advantica was allocated to its assets. In accordance with fresh start reporting, the portion of the reorganization value which was not attributable to specific tangible or identified intangible assets of Advantica upon emergence has been reported as "reorganization value in excess of amounts allocable to identifiable assets." Advantica is amortizing such amount over a five-year amortization period. Advantica has "pushed down" the impact of fresh start reporting to its operating subsidiaries, including the Company. Accordingly, all financial statements for any period subsequent to the Effective Date are referred to as "FRD Emerged Successor," as they reflect the periods subsequent to the implementation of fresh start reporting and are not comparable to the financial statements for periods prior to the Effective Date.

    The total reorganization value assigned to the Company's assets was estimated based on a review of the operating performance of companies in the restaurant industry that offer products and services that are comparable to or competitive with the Company. The following multiples were established for these companies: (1) enterprise value (defined as market value of outstanding equity, plus debt, minus cash and cash equivalents)/revenues for the four most recent fiscal quarters;

                              FRD ACQUISITION CO.

NOTE 2: FRESH START REPORTING -- Continued
(2) enterprise value/earnings before interest, taxes, depreciation and amortization for the four most recent fiscal quarters and (3) enterprise value/earnings before interest and taxes for the four most recent fiscal quarters. The Company did not independently verify the information for the comparative companies considered in its valuations, which information was obtained from publicly available reports. The foregoing multiples were then applied to the Company's financial forecast. Valuations achieved in selected merger and acquisition transactions involving comparable businesses were used as further validation of the valuation range. The total reorganization value of $326 million is the midpoint of a range of values determined based on the above methodology.

    The results of operations in the accompanying Statement of Consolidated Operations for the week ended January 7, 1998 reflect the results of operations prior to Advantica's emergence from bankruptcy and the effects of fresh start reporting adjustments. In this regard, the Statement of Consolidated Operations reflects reorganization items consisting primarily of gains and losses related to the adjustments of assets and liabilities to fair value.

    During the second quarter of 1998, the Company substantially completed valuation studies performed in connection with the revaluation of its assets and liabilities in accordance with fresh start reporting.

                              FRD ACQUISITION CO.

NOTE 2: FRESH START REPORTING -- Continued
    The effect of the Plan and the adoption of fresh start reporting on the Company's January 7, 1998 balance sheet are as follows:

                                                                                                 FRD EMERGED
                                                            FRD SUCCESSOR    ADJUSTMENTS FOR      SUCCESSOR
                                                               COMPANY         FRESH START         COMPANY
                                                           JANUARY 7, 1998    REPORTING(A)     JANUARY 7, 1998
(In thousands)                                             ---------------   ---------------   ---------------
ASSETS
Current Assets:
  Cash and cash equivalents..............................     $  3,493                            $  3,493
  Receivables............................................        4,220          $    (140)           4,080
  Receivable from Advantica..............................        1,870                 --            1,870
  Inventories............................................        3,758               (150)           3,608
  Other..................................................        5,397               (175)           5,222
Property and equipment, net..............................      116,860             28,459          145,319
Other Assets:
  Goodwill, net..........................................      186,515           (186,515)              --
  Other tangible assets, net.............................        7,263             37,529           44,792
  Deferred taxes.........................................       25,487            (11,340)          14,147
  Other..................................................        6,317               (709)           5,608
  Reorganization value in excess of amounts allocable to
     identifiable assets.................................           --            203,160          203,160
                                                              --------          ---------         --------
                                                              $361,180          $  70,119         $431,299
                                                              ========          =========         ========
LIABILITIES AND STOCKHOLDER'S EQUITY
Current Liabilities:
  Current maturities of long-term debt...................     $ 16,942                            $ 16,942
  Accounts payable.......................................       18,561                              18,561
  Accrued salaries and vacation..........................       11,369                              11,369
  Accrued insurance......................................        4,306                               4,306
  Accrued interest.......................................        9,836                               9,836
  Payable to Advantica...................................       10,314                              10,314
  Other..................................................       16,019          $   5,639           21,658
Long-Term Liabilities:
  Debt, less current maturities..........................      195,652             13,336          208,988
  Liability for self-insured claims......................        9,397              2,700           12,097
  Other noncurrent liabilities...........................        2,718             14,791           17,509
Stockholder's Equity:
  Common Stock: par value $0.10, 1000 shares authorized,
     issued and outstanding..............................           --                                  --
  Paid-in capital........................................       75,000             24,719           99,719
  Deficit................................................       (8,934)             8,934               --
                                                              --------          ---------         --------
                                                              $361,180          $  70,119         $431,299
                                                              ========          =========         ========

---------------

(a) In accordance with the principles of SOP 90-7, the reorganization resulted in the application of fresh start reporting which results in the revaluation of assets and liabilities to estimated current fair value. The revaluation reflects adjustments for fresh start reporting, which include (1) the adjustment of property, net to estimated fair value, (2) the write-off of unamortized goodwill and establishment of estimated fair value of other intangible assets (primarily franchise rights and tradenames), (3) the establishment of reorganization value in excess of amounts allocable to identifiable assets, (4) the increase in value of debt to reflect estimated fair value, (5) the recognition of liabilities associated with severance and other exit costs, and the adjustments to self-insured claims

                              FRD ACQUISITION CO.

NOTE 2: FRESH START REPORTING -- Continued and contingent liabilities reflecting a change in methodology, and (6) the adjustments to reflect the new value of common stockholder's equity based on reorganization value, which was determined by estimating the fair value of the Company.

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

                                                              PRO FORMA
                                                             YEAR ENDED
                                                          DECEMBER 31, 1997
                                                          -----------------
(In millions)
Revenue.................................................       $492.5
Net loss................................................        (41.0)

    The pro forma financial information presented above does not purport to be indicative of either (1) the results of operations, had the reorganization and the adoption of fresh start reporting taken place on December 27, 1996, or (2) future results of operations. The operations of the Company on a pro forma basis for the period ended January 7, 1998 would differ from historical results primarily due to the reorganization items credit of approximately $45 million.

NOTE 3: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

    Fiscal Year. Effective December 27, 1996, the Company changed its fiscal year end from the last Thursday of the calendar year to the last Wednesday of the calendar year. Due to the timing of this change, the Company's 1997 fiscal year includes an extra six days in comparison to the prior fiscal year. The 1995 and 1997 fiscal years include 53 weeks of operations. The 1996 fiscal year includes 52 weeks. The five months ended May 23, 1996 include 21 weeks, while the seven months ended December 26, 1996 include 31 weeks.

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

    Preopening Costs. Prior to January 7, 1998 the Company capitalized certain direct incremental costs incurred in conjunction with the opening of restaurants and amortized such costs over a 12-month period from the date of opening. Subsequent to January 7, 1998, preopening costs are being expensed as incurred (see New Accounting Standards below).

    Property and Depreciation. Prior to January 7, 1998 owned property is stated at appraised value at acquisition date or cost. Property was restated at estimated fair value as of January 7, 1998 in conjunction with the adoption of fresh start reporting. Property additions subsequent to January 7, 1998 are stated at cost. Property is depreciated on a straight-line basis over estimated useful lives (buildings principally over 20 to 30 years and furniture, fixtures and equipment over three to eight years). Prior to the acquisition date, owned property and equipment of FRD Predecessor was depreciated on a straight-line

                              FRD ACQUISITION CO.

NOTE 3: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- Continued basis over estimated lives ranging from 25 to 35 years for buildings and 3 to 10 years for furniture, fixtures and equipment. Leasehold improvements are amortized on a straight-line basis over the shorter of estimated useful lives or the terms of related leases. Property under capitalized leases is amortized over the terms of the leases using the straight-line method.

    Goodwill and Other Intangible Assets. Prior to January 7, 1998 the excess of cost over the fair value of net assets acquired of FRI-M was being amortized over a 40-year period on the straight-line method. Accumulated amortization on goodwill amounted to approximately $8.1 million at December 31, 1997. Unamortized goodwill was written off at January 7, 1998 in conjunction with the adoption of fresh start reporting as discussed in Note 2. Other intangible assets consist primarily of trademarks, tradenames, franchise and other operating agreements. Prior to January 7, 1998, such assets are stated at cost. Other intangible assets were restated to fair value at January 7, 1998 and are being amortized on a straight-line basis over the useful lives of the franchise and other agreements and over 40 years for tradenames. At December 31, 1997 and December 30, 1998, accumulated amortization of franchise operating rights totaled approximately $1.0 million and $1.9 million, respectively.

    Reorganization Value in Excess of Amounts Allocable to Identifiable Assets. The portion of the reorganization value of the Company which was not attributable to specific tangible or identifiable intangible assets of the Company is being amortized using the straight-line method over a five-year period. At December 30, 1998 accumulated amortization totaled approximately $40.0 million.

    Deferred Financing Costs. Costs related to the issuance of debt are deferred and amortized as a component of interest expense using the interest method over the terms of the respective debt issues.

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

    Self-Insurance Reserves. Through June 30, 1997, the Company was primarily self-insured, as was the FRD Predecessor, for workers' compensation and general liability risks which are supplemented by stop-loss type insurance policies. The FRD Predecessor reflected workers' compensation and general liability reserves at their estimated undiscounted amounts. In conjunction with the May 23, 1996 acquisition, the Company recorded its self-insurance liabilities for estimated incurred losses at their estimated present value as of May 23, 1996 based on expected loss payment patterns determined by independent actuaries. As of July 1, 1997, the Company changed to a guaranteed cost program to cover workers' compensation insurance. The liabilities for prior and current estimated incurred losses are discounted to their present value based on expected loss payment patterns determined by independent actuaries or experience. The total discounted self-insurance liabilities recorded at December 31, 1997 and December 30, 1998 were $13.6 million and $14.1 million, respectively, reflecting a 5% discount rate for 1997 and 1998. The related undiscounted amount at such dates were $15.3 million and $15.9 million, respectively.

    Franchise and License Fees. Initial franchise and license fees are recognized when all of the material obligations have been performed and conditions have been satisfied, typically when operations have commenced. Continuing fees, based upon a percentage of net sales, are recorded as income on a monthly basis.

    Gains on Sales of Company-Owned Restaurants. Gains on sales of Company-owned restaurants that include real estate owned by the Company are recognized in accordance with Statement of Financial Accounting Standards No. 66, "Accounting for Sales of Real Estate." In this regard, gains on such sales are recognized when the cash proceeds from the sale exceed 20 percent of the sales price. For restaurant sale transactions that do not include real estate owned by the Company, gains are recognized at the time of sale, if the collection of the sale price is reasonably assured.

                              FRD ACQUISITION CO.

NOTE 3: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- Continued
    During the year ended December 31, 1997 and the 51 weeks ended December 30, 1998, the Company recognized gains related to sales of Company-owned restaurants of approximately $5.2 million and $6.0 million, respectively. Such gains are included as a reduction of other operating expenses in the accompanying Statement of Consolidated Operations. No gains on sales of Company-owned restaurants were included as a reduction of operating expenses for the seven months ended December 31, 1996 or for the one week ended January 1, 1998. Cash proceeds received from sales of Company-owned restaurants totaled $7.4 million for the year ended December 31, 1997 and $16.3 million for the 51 weeks ended December 30, 1998. Cash proceeds for the one week ended January 7, 1998 were immaterial. Deferred gains and the noncash portion of proceeds related to such transactions are not significant.

    Advertising. Production costs for radio and television advertising are expensed as of the date the commercials are initially aired. Advertising expense totaled $6.7 million for the five months ended May 23, 1996, $9.9 million for the seven months ended December 26, 1996, $16.3 million for the year ended December 31, 1997, $0.3 million for the one week ended January 7, 1998 and $16.6 million for the 51 weeks ended December 30, 1998. Prepaid advertising included in the Consolidated Balance Sheets totaled $0.5 million and $0.1 million at December 31, 1997 and December 30, 1998, respectively.

    Cash Overdrafts. The Company has included in accounts payable on the accompanying balance sheets cash overdrafts totaling $7.6 million at December 31, 1997 and $7.7 million at December 30, 1998.

    Foreign Currency Exposure. The Company is the licensor of Coco's restaurants primarily in Japan and South Korea. Royalties due to the Company are paid in foreign currency based on sales attributable to such Coco's. The receivable balance at December 30, 1998 primarily represents ten months of Coco's Japan royalties expected to be received in March 1999. Because this royalty is paid annually, the Company has potential exposure that exchange rates may fluctuate causing an unfavorable impact on the receivable balance. At December 31, 1997 and December 30, 1998, the net royalty receivable amounted to $2.3 million and $2.4 million, respectively.

    New Accounting Standards. In March 1998, the AICPA issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"), which provides guidance on accounting for the costs of computer software developed or obtained for internal use. SOP 98-1 requires external and internal direct costs of developing or obtaining internal-use software to be capitalized as a long-lived asset and also requires training costs included in the purchase price of computer software and costs associated with research and development to be expensed as incurred. In April 1998, the AICPA issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" ("SOP 98-5"), which provides additional guidance on the financial reporting of start-up costs, requiring costs of start-up activities to be expensed as incurred.

    In accordance with the adoption of fresh start reporting upon emergence from bankruptcy (see Note 2), the Company adopted both statements of position as of January 7, 1998. The adoption of SOP 98-1 at January 7, 1998 resulted in the write-off of previously capitalized direct costs of obtaining computer software associated with research and development totaling $0.4 million. Subsequent to the Effective Date, similar costs are being expensed as incurred. The adoption of SOP 98-5 at January 7, 1998 resulted in the write-off of previously capitalized preopening costs totaling $0.1 million. Subsequent to the Effective Date, preopening costs are being expensed as incurred.

    In 1998, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"), which establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The adoption of SFAS 131 does not impact the Company's consolidated results of operations, financial position or cash flows.

    Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Financial Instruments and Hedging Activities" ("SFAS 133"), was issued in June 1998. This statement establishes accounting and reporting standards for derivative financial instruments and for hedging activities. It requires that entities recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The accounting for changes in fair value of the derivative (i.e., gains and losses) depends on the intended use of the derivative and the resulting designation. SFAS No. 133

                              FRD ACQUISITION CO.

NOTE 3: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- Continued is effective for the Company's fiscal year 2000 financial statements. The Company is in the process of evaluating the effect of SFAS 133 on its consolidated results of operations, financial position and cash flows and therefore is unable to evaluate the effect of adoption.

NOTE 4: RECEIVABLES

    A summary of receivables follows (in thousands):

                                               DECEMBER 31,    DECEMBER 30,
                                                   1997            1998
                                               ------------    ------------
License and franchise fees and related
  receivables, net...........................     $2,351          $2,176
Trade, principally credit cards..............        801             570
Note receivable..............................        188           1,075
Other........................................      1,321           2,522
                                                  ------          ------
                                                  $4,661          $6,343
                                                  ======          ======

NOTE 5: OTHER CURRENT ASSETS

A summary of other current assets follows (in thousands):

                                               DECEMBER 31,    DECEMBER 30,
                                                   1997            1998
                                               ------------    ------------
Prepaid rent.................................     $1,889          $1,821
Prepaid other................................      3,207           2,131
Amount in escrow from sale of units..........      4,036              --
                                                  ------          ------
                                                  $9,132          $3,952
                                                  ======          ======

NOTE 6: PROPERTY AND EQUIPMENT

    A summary of property and equipment follows (in thousands):

                                               DECEMBER 31,    DECEMBER 30,
                                                   1997            1998
                                               ------------    ------------
Land.........................................    $  2,383        $  2,383
Buildings and improvements...................      96,731         103,763
Furniture, fixtures and equipment............      48,041          41,461
Projects under construction..................       4,520           1,729
                                                 --------        --------
                                                  151,675         149,336
Less accumulated depreciation and
  amortization...............................     (34,346)        (30,184)
                                                 --------        --------
                                                 $117,329        $119,152
                                                 ========        ========

    Property under capitalized leases in the amount of $31.9 million and $26.6 million at December 31, 1997 and December 30, 1998, respectively, is included in buildings and improvements. Accumulated amortization of property under capital leases amounted to $9.0 million and $6.8 million at December 31, 1997 and December 30, 1998, respectively. Capital leases primarily relate to buildings on certain restaurants properties. The land portions of these leases are accounted for as operating leases.

                              FRD ACQUISITION CO.

NOTE 6: PROPERTY AND EQUIPMENT -- Continued
    A majority of the capitalized and operating leases have original terms of 25 years, and substantially all of these leases expire in the year 2005 or later. Most leases have renewal options. The leases generally provide for payment of minimum annual rent, real estate taxes, insurance and maintenance and, in most cases, contingent rent, calculated as a percentage of sales, in excess of minimum rent. Total rental expense included in the determination of net income, including contingent rents for operating and capitalized leases, is as follows (in thousands):

                                              FIVE        SEVEN                         ONE        FIFTY-ONE
                                             MONTHS       MONTHS          YEAR          WEEK         WEEKS
                                              ENDED       ENDED          ENDED         ENDED         ENDED
                                             MAY 23,   DECEMBER 26,   DECEMBER 31,   JANUARY 7,   DECEMBER 30,
                                              1996         1996           1997          1998          1998
                                             -------   ------------   ------------   ----------   ------------
Minimum rent...............................  $6,530      $ 9,801        $23,536         $450        $22,686
Contingent rent............................   1,386        2,800          3,975           71          3,600
Sublease rent..............................     (29)        (150)           (93)          --         (1,046)
                                             ------      -------        -------         ----        -------
                                             $7,887      $12,451        $27,418         $521        $25,240
                                             ======      =======        =======         ====        =======

    At December 30, 1998, the present value of capitalized lease obligations and the future minimum lease payments on noncancelable operating leases were (in thousands):

                                                 CAPITAL LEASES                    OPERATING LEASES
                                        --------------------------------   --------------------------------
                                        MINIMUM LEASE   MINIMUM SUBLEASE   MINIMUM LEASE   MINIMUM SUBLEASE
DUE IN:                                   PAYMENTS          RECEIPTS         PAYMENTS          RECEIPTS
-------                                 -------------   ----------------   -------------   ----------------
1999..................................     $ 5,196           $1,586          $ 19,474           $1,178
2000..................................       4,512            1,473            18,681            1,121
2001..................................       4,047            1,316            17,200            1,013
2002..................................       3,372            1,082            15,483              938
2003..................................       2,521              833            13,516              785
Thereafter............................       4,506            3,362            78,637            3,880
                                           -------           ------          --------           ------
          Total minimum lease
            payments..................      24,154           $9,652          $162,991           $8,915
                                                             ======          ========           ======
Less imputed interest.................       7,028
                                           -------
          Present value of capital
            lease payments............     $17,126
                                           =======

    Payments for certain FRD operating leases are being made by FRI in accordance with the provisions of the Stock Purchase Agreement. As such, these payments have been excluded from the amount of minimum lease payments and minimum sublease receipts reported above.

NOTE 7:  OTHER ASSETS

    A summary of other assets follows (in thousands):

                                                DECEMBER 31,   DECEMBER 30,
                                                    1997           1998
                                                ------------   ------------
Debt issuance costs, net......................     $3,014         $1,658
Other.........................................      3,338          2,245
                                                   ------         ------
                                                   $6,352         $3,903
                                                   ======         ======

                              FRD ACQUISITION CO.

NOTE 8:  DEBT

    Long-term debt, including capitalized lease obligations, is comprised of the following (in thousands):

                                                DECEMBER 31,   DECEMBER 30,
                                                    1997           1998
                                                ------------   ------------
12 1/2% Senior Notes due July 15, 2004,
  interest payable semi-annually..............    $156,897       $156,897
Term loan, principal payable quarterly........      40,000         10,411
Capitalized lease obligations.................      22,212         17,126
                                                  --------       --------
                                                   219,109        184,434
Premium, net (see Note 2):
  12 1/2% Senior notes, effective rate
     10.95%...................................          --         11,839
                                                  --------       --------
Total.........................................     219,109        196,273
Less current maturities.......................     (23,457)       (13,530)
                                                  --------       --------
                                                  $195,652       $182,743
                                                  ========       ========

    In connection with the acquisition of FRI-M, the Company obtained a credit facility (as amended to date, the "FRI-M Credit Facility") on May 23, 1996, which provides for a $56.0 million term loan (the "Term Loan") and a $35.0 million revolving credit facility (the "Revolving Credit Facility"), which is also available for letters of credit. At December 30, 1998, the amount of the Term Loan outstanding was $10.4 million and the Company had no outstanding working capital borrowings; however, letters of credit outstanding were $13.2 million. Principal installments of the Term Loan are payable quarterly as follows: $4 million per quarter for four consecutive quarters beginning February 28, 1997; $5 million for four consecutive quarters beginning February 28, 1998; $6 million on February 28, 1999; and $7 million for two consecutive quarters beginning May 31, 1999. All borrowings under the FRI-M Credit Facility accrue interest at a variable rate based on the prime rate or an adjusted Eurodollar rate (approximately 8.4% at December 30, 1998) and are secured by substantially all of the assets of FRD and its subsidiaries and by the issued and outstanding stock of FRI-M and its subsidiaries. The FRI-M Credit Facility expires, and all amounts outstanding under the facility must be repaid, on August 31, 1999. Advantica is exploring various alternatives to restructure FRD's capital structure in order to increase capital availability and otherwise improve FRD's financial flexibility. Such efforts include pursuing a new credit facility to refinance the FRI-M Credit Facility before its expiration, as well as other alternatives to increase Advantica's investment flexibility with respect to FRD's operations.

    The FRI-M Credit Facility and the indenture under which the Senior Notes have been issued contain a number of restrictive covenants which, among other things, limit (subject to certain exceptions) FRD and its subsidiaries with respect to incurrence of debt, existence of liens, investments and joint ventures, the declaration or payment of dividends, the making of guarantees and other contingent obligations, mergers, the sale of assets, capital expenditures and material changes in their business. In addition, the FRI-M Credit Facility contains certain financial covenants including provisions for the maintenance of a minimum level of interest coverage (as defined), limitations on ratios of indebtedness (as defined) to earnings before interest, taxes, depreciation and amortization (EBITDA), maintenance of a minimum level of EBITDA and limitations on annual capital expenditures.

    The Company was in compliance with the terms of the FRI-M Credit Facility at December 30, 1998. Under the most restrictive provision of the FRI-M Credit Facility (the minimum interest coverage ratio), for the four quarters ended December 30, 1998, the Company's EBITDA could be approximately $0.3 million less and the Company would still be in compliance.

                              FRD ACQUISITION CO.

NOTE 8:  DEBT -- CONTINUED

    Aggregate annual maturities of long-term debt at December 30, 1998 during the next five years and thereafter are as follows (in thousands):

YEAR:
-----
1999........................................................  $ 13,612
2000........................................................     2,881
2001........................................................     2,761
2002........................................................     2,373
2003........................................................     1,771
Thereafter..................................................   161,036
                                                              --------
                                                              $184,434
                                                              ========

    The estimated fair value of the Company's long-term debt (excluding capital lease obligations) is $160.8 million at December 30, 1998. Such amount is based on market quotations.

NOTE 9:  INCOME TAXES

    A summary of the provision for (benefit from) income taxes is as follows (in thousands):

                                                SEVEN                         ONE        FIFTY-ONE
                                                MONTHS          YEAR          WEEK         WEEKS
                                                ENDED          ENDED         ENDED         ENDED
                                             DECEMBER 26,   DECEMBER 31,   JANUARY 7,   DECEMBER 30,
                                                 1996           1997          1998          1998
                                             ------------   ------------   ----------   ------------
Current:
  Federal..................................      $199         $  (140)      $    --       $    19
  State, foreign and other.................       261             487            27           228
                                                 ----         -------       -------       -------
                                                  460             347            27           247
                                                 ----         -------       -------       -------
Deferred:
  Federal..................................        --          (4,144)        9,072        (3,602)
  State, foreign and other.................        --             (39)        2,268          (297)
                                                 ----         -------       -------       -------
                                                   --          (4,183)       11,340        (3,899)
                                                 ----         -------       -------       -------
          Total provision for (benefit
            from) income taxes.............      $460         $(3,836)      $11,367       $(3,652)
                                                 ====         =======       =======       =======

    The pro forma provision for income taxes in the combined financial statements for the five months ended May 23, 1996 is equal to 40% of income before taxes, excluding the amortization of certain intangible assets.

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

                              FRD ACQUISITION CO.

NOTE 9:  INCOME TAXES -- Continued

    The following represents the approximate tax effect of each significant type of temporary difference and carryforward giving rise to deferred income tax assets or liabilities as of December 31, 1997 and December 30, 1998:

                                                DECEMBER 31,   DECEMBER 30,
                                                    1997           1998
                                                ------------   ------------
(In thousands)
Deferred tax assets:
  Self-insurance reserves.....................    $  5,248       $  5,815
  Intangible assets...........................       4,974             --
  Debt premium................................          --          4,666
  Lease reserve...............................          --          4,387
  Other accruals and reserves.................       4,108          4,931
  General business credit carryforwards.......       4,302          6,405
  Capital loss carryforwards..................      10,280          6,826
  Net operating loss carryforwards............      15,010         15,053
  Alternative minimum tax credit
     carryforwards............................          56             70
Less: valuation allowance.....................     (14,800)       (11,353)
                                                  --------       --------
Total deferred tax assets.....................      29,178         36,800
                                                  --------       --------
Deferred tax liabilities:
  Capitalized leases..........................          --            873
  Fixed assets................................       3,498          9,295
  Intangible assets...........................         193          7,888
                                                  --------       --------
Total deferred tax liabilities................       3,691         18,056
                                                  --------       --------
Total net deferred tax assets.................    $ 25,487       $ 18,744
                                                  ========       ========

    The Company has provided a valuation allowance for the portion of the deferred tax assets for which it is more likely than not that a tax benefit will not be realized.

    The difference between the statutory federal income tax rate and the effective tax rate on loss from continuing operations is as follows:

                                                      SEVEN MONTHS       YEAR        ONE WEEK     FIFTY-ONE
                                                         ENDED          ENDED         ENDED      WEEKS ENDED
                                                      DECEMBER 26,   DECEMBER 31,   JANUARY 7,   DECEMBER 30,
                                                          1996           1997          1998          1998
                                                      ------------   ------------   ----------   ------------
Statutory rate......................................       35%            35%           35%           35%
Difference:
  State, foreign and other taxes, net of federal
     income tax benefit.............................       (3)            (7)           --            --
  Amortization of reorganization value in excess of
     amounts allocable to identifiable assets.......       --             --            --           (30)
  Gain on the recognition of reorganization value,
     net of the write-off of goodwill...............       --             --            (9)           --
  Amortization of goodwill..........................      (21)           (33)           --            --
  FICA tip credits..................................       --             72            --             5
  Non-deductible wages related to the FICA tip
     credits........................................       --            (25)           --            (2)
  Decrease (increase) in the valuation allowance....      (19)            19            --            --
  Other.............................................       --              3            --            --
                                                          ---            ---           ---           ---
Effective tax rate..................................       (8)%           64%           26%            8%
                                                          ===            ===           ===           ===

    At December 30, 1998 the Company has available, for purposes of its tax sharing agreement with Advantica, alternative minimum tax ("AMT") credits of approximately $70,000. Such AMT credits may be carried forward indefinitely. The

                              FRD ACQUISITION CO.

NOTE 9:  INCOME TAXES -- Continued
Company also has regular and alternative minimum tax net operating loss carryovers of approximately $38 million and $7 million, respectively. In addition, the Company has capital loss carryovers of approximately $17 million and FICA tip credit carryovers of approximately $6 million. The FICA tip credit carryovers expire in 2011 through 2013.

    In connection with the purchase of FRI-M in 1996, the Company acquired certain income tax attributes which may be used to offset only the separate taxable income of FRI-M and its subsidiaries. Approximately $35 million of regular net operating loss carryforwards and $30 million of regular and AMT capital loss carryforwards were acquired in the purchase of FRI-M. Due to FRI-M's ownership changes in January 1994 and again in May 1996, FRI-M's ability to utilize these loss carryforwards, which arose prior to the ownership changes, is limited. Approximately $3 million of the acquired regular net operating loss carryforwards were utilized to offset 1996 post-acquisition taxable income. The annual limitation for the utilization of approximately $22 million of the acquired net operating loss carryforwards which were generated after January 1994 is approximately $4 million. The remaining $11 million of the Company's net operating loss carryforwards which were generated prior to January 1994 can be utilized only to offset pre-January 1994 built-in gains which are recognized in certain future periods. These net operating loss carryforwards expire principally in 2006 through 2010. FRI-M's capital loss carryforward of $17 million can be utilized only to offset capital gains generated by the Company or its subsidiaries. The Company's capital loss carryforwards are also subject to the same $4 million annual limitation as the net operating losses generated after January 1994. The Company recognized approximately $4 million of capital gains in 1997 and $8 million in 1998 which were utilized to offset some of the capital loss carryover. The remaining capital loss carryforward of approximately $17 million will expire in 2000.

NOTE 10: EMPLOYEE BENEFIT PLANS

    As of April 1, 1997, certain Company employees became eligible to participate in Advantica's defined contribution plans, whereby eligible employees can elect to contribute from 1% to 15% of their compensation to the plans. The Company makes matching contributions, with certain limitations. The amount charged to income under these plans was immaterial for the year ended December 31, 1997, the one week ended January 7, 1998 and the 51 weeks ended December 30, 1998. FRI maintained several incentive compensation and related plans for executives and key operating personnel, including restaurant and field management of its subsidiaries, including FRD Predecessor. Total expenses for these plans included in the Statement of Combined Operations were $2.5 million for the five months ended May 23, 1996.

    FRD Predecessor participated in savings and investment plans sponsored by FRI. Substantially all of FRD Predecessor's salaried employees were eligible to participate in the plans. Total expenses under such plans included in the Statements of Combined Operations were immaterial for the five months ended May 23, 1996.

    Effective with the acquisition, FRI-M employees may no longer participate in FRI benefit plans.

    During 1998, certain employees of FRD were granted stock options under Advantica's Officer and Non-Officer Stock Option Plans which are described below. Advantica and FRD have adopted the disclosure-only provisions of Financial Accounting Standards Board Statement 123, "Accounting for Stock Based Compensation" ("SFAS 123"), while continuing to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related Interpretations in accounting for their stock-based compensation plans. Under APB 25, because the exercise price of the Company's employee stock options equals or exceeds the market price of the underlying stock on the date of grant, no compensation expense is recognized.

    Pursuant to the Plan, and shortly after its effective date, Advantica adopted The Advantica Restaurant Group Stock Option Plan (the "Non-Officer Plan") and The Advantica Restaurant Group Officer Stock Option Plan (the "Officer Plan" and, together with the Non-Officer Plan, the "1998 Stock Option Plans"). The 1998 Stock Option Plans permit the Compensation and Incentives Committee of the Advantica Board (the "Committee") to award stock options as incentives to employees and consultants of Advantica. The Committee has sole discretion to determine the exercise price, term and vesting schedule of options awarded under such plans. A total of 4,888,888 shares of Advantica Common Stock are authorized to be issued under these plans. Under the terms of the plans, optionees who terminate for any reason other than cause or death will be allowed 60 days after the termination date to exercise vested options. Vested options are exercisable for one year when termination is by a reason other than voluntary termination or for cause. If termination is for cause, no option shall be exercisable after the termination date.

                              FRD ACQUISITION CO.

NOTE 10: EMPLOYEE BENEFIT PLANS -- Continued
    In addition to the 1998 Stock Option Plans, the Company has adopted The Advantica Restaurant Group Director Stock Option Plan (the "Director Plan"), the terms of which are substantially similar to the terms of the 1998 Stock Option Plans. A total of 200,000 shares of Advantica Common Stock are authorized to be issued under the Director Plan.

    Effective January 28, 1998, options to purchase 1,927,500 shares, 409,000 shares and 54,000 shares of Common Stock at market value at the date of grant were issued under the Officer Plan, the Non-Officer Plan and the Director Plan, respectively. Thirty percent of such grants under the Officer and Non-Officer Plans became exercisable immediately, with an additional 20% vesting the first and second anniversaries of the date of grant and an additional 15% vesting on the third and fourth anniversaries. The grants under the Director Plan vest at a rate of 33.3% per year beginning on the first anniversary of the grant date. On September 11, 1998, options to purchase an additional 910,000 and 79,100 shares of Common Stock at market value at the date of grant were issued under the Officer Plan and the Non-Officer Plan, respectively. Such grants vest at a rate of 25% per year beginning on the first anniversary of the grant date. All options issued in 1998 expire ten years from the date of grant.

    Prior to its emergence from bankruptcy, Advantica had two stock-based compensation plans, the 1989 Stock Option Plan (the "1989 Plan") and the 1990 Nonqualified Stock Option Plan (the "1990 Plan"). On the Effective Date, pursuant to the Plan, FCI's Old Common Stock was canceled, extinguished and retired. As a result, all stock options outstanding as of that date, including those under both the 1989 Plan and the 1990 Plan, were effectively canceled. Due to the fact that all options under the 1989 Plan and the 1990 Plan were canceled, extinguished and retired on January 7, 1998, the effect on the accompanying Statement of Consolidated Operations of the compensation expense calculated under SFAS 123 related to such plans is not included in the pro forma information presented below.

    Pro forma information regarding net income is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement. The fair value of the options granted in 1998 was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: dividend yield of 0.0%; expected volatility of .64; risk-free interest rate of 4.6%; and a weighted average expected life of the options of 8.9 years.

    For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. FRD is a wholly-owned subsidiary of Advantica, and accordingly, per share data is not meaningful and has not been provided. The Company's pro forma information follows:

                                                               FIFTY-ONE
                                                              WEEKS ENDED
                                                              DECEMBER 30,
                                                                  1998
                                                              ------------
(In millions)
Pro forma net loss..........................................     ($42.8)

    A summary of the Plans as they relate to options granted to FRD employees as of December 30, 1998 and changes during the 51 weeks ended December 30, 1998 is presented below.

                                                 OPTIONS       WEIGHTED-AVERAGE
                                              (IN THOUSANDS)    EXERCISE PRICE
                                              --------------   ----------------
Outstanding at January 7, 1998..............        --              $   --
Granted.....................................       451                8.28
Exercised...................................        --                  --
Forfeited/Expired...........................       (56)               8.90
                                                   ---
Outstanding at December 30, 1998............       395                8.19
                                                   ===
Options exercisable at December 30, 1998....        82               10.00

                              FRD ACQUISITION CO.

NOTE 10: EMPLOYEE BENEFIT PLANS -- Continued
    The following table summarizes information about stock options outstanding at December 30, 1998:

                                    WEIGHTED-
                     NUMBER          AVERAGE         WEIGHTED-         NUMBER        WEIGHTED-
                 OUTSTANDING AT     REMAINING         AVERAGE      EXERCISABLE AT     AVERAGE
EXERCISE PRICES     12/30/98     CONTRACTUAL LIFE  EXERCISE PRICE     12/30/98     EXERCISE PRICE
---------------  --------------  ----------------  --------------  --------------  --------------
    $ 4.69          134,600            9.70            $ 4.69              --         $   --
     10.00          260,250            9.08             10.00          81,750          10.00

    The weighted average fair value per option of options granted during the 51 weeks ended December 30, 1998 was $5.88.

NOTE 11: REORGANIZATION ITEMS

    Reorganization items include professional fees and other expenditures incurred by the Company as a result of the Advantica bankruptcy and the "push down" of fresh start reporting from Advantica.

NOTE 12: COMMITMENTS AND CONTINGENCIES

    The Company is involved in various litigation matters incidental to their business. The Company does not believe that any of the claims or actions filed against it will have a material adverse effect upon the consolidated financial position and results of operations of the Company.

    On February 22, 1996, Advantica entered into an agreement with IBM Global Services ("IBM") (formerly Integrated Systems Solutions Corporation). The ten-year agreement (as amended) provides for IBM to manage and operate Advantica's information systems, as well as develop and implement new systems and applications to enhance information technology for Advantica's corporate headquarters, restaurants and field management. Under the agreement, IBM has full oversight responsibility for the data center operations, applications development and maintenance, voice and data networking, help desk operations and point-of-sale technology. In connection with the acquisition of FRI-M, an addendum to the IBM contract, effective January 2, 1997, was signed for the general purpose of incorporating FRD into the original agreement. In accordance with the addendum, the Company is required to make annual payments ranging from $5.7 million to $6.4 million.

NOTE 13: STOCKHOLDER'S EQUITY

                                                                                               TOTAL
                                                                 TOTAL                     SHAREHOLDER'S
                                                              OTHER EQUITY    DEFICIT     EQUITY (DEFICIT)
                                                              ------------    --------    ----------------
(In thousands)
Balance May 24, 1996........................................    $    --       $     --        $     --
  Capital Contribution......................................     75,000                         75,000
  Net loss..................................................         --         (6,189)         (6,189)
                                                                -------       --------        --------
Balance December 26, 1996...................................     75,000         (6,189)         68,811
  Net loss..................................................         --         (2,178)         (2,178)
                                                                -------       --------        --------
Balance December 31, 1997...................................     75,000         (8,367)         66,633
  Net income excluding adjustments for fresh start
     reporting..............................................         --           (567)           (567)
  Adjustments for fresh start reporting.....................     24,719          8,934          33,653
                                                                -------       --------        --------
Balance January 7, 1998.....................................     99,719             --          99,719
  Net loss..................................................         --        (41,808)        (41,808)
                                                                -------       --------        --------
Balance December 30, 1998...................................    $99,719       $(41,808)       $ 57,911
                                                                =======       ========        ========

    See Note 14 Related Party Transactions for a summary of the combined equity activity for the five months ended May 23, 1996.

                              FRD ACQUISITION CO.

NOTE 14: RELATED PARTY TRANSACTIONS

    During the third and fourth quarters of 1997, the Company sold two of its restaurants to Denny's Inc., another wholly-owned subsidiary of Advantica. Gross proceeds on the sales amounted to $0.8 million with gains of $0.6 million included in operating income for the year ended December 31, 1997. Additionally, in 1998, the Company entered into lease buyout agreements with Denny's Inc. Under the terms of the agreements, Denny's paid $2.8 million in cash proceeds in exchange for the right to assume the leases associated with 14 restaurants. As a result of the transactions, the Company recorded $3.3 million in other operating income in the accompanying Statement of Consolidated Operations. Due to the intercompany nature of these transactions, the related gains are eliminated in the Statement of Consolidated Operations of Advantica.

    Certain administrative functions are provided for the Company by Advantica. Beginning in 1997, the Company is allocated a portion of these expenses based upon services received. These allocations, which are in addition to fees equal to one percent of revenues payable to Advantica under the management service agreement, are included in operating expenses and totaled $2.5 million and $2.2 million for the year ended December 31, 1997 and the 51-week period ended December 30, 1998, respectively. Allocated fees included in operating expenses for the week ended January 7, 1998 were immaterial. Payment of the fees to Advantica cannot occur unless certain financial targets are met as described in the Company's senior note indenture and in the FRI-M Credit Agreement. Because the Company has not met the financial targets, no payment has been made relative to these allocations and the related amounts are included in the payable to Advantica in the Consolidated Balance Sheets. Advantica's method of allocating these expenses is not the only reasonable method and other reasonable methods of allocation might produce different results. Prior to acquisition of FRI-M by FRD, FRI provided certain financial, administrative, legal and staff functions and services to FRI-M, which were allocated based on the number of open and operating units. Management considered this method to be reasonable. The management fee for these services was $1.6 million for the five months ended May 23, 1996.

    Interest expense associated with the FRI-M Credit Facility was allocated to the FRI subsidiaries, including FRI-M, during the five months ended May 23, 1996 based on current liabilities outstanding.

    Prior to the acquisition, FRI-M deposited cash in excess of its operating requirements with FRI, and FRI advanced funds to FRI-M to finance expansion of its restaurant business. These deposits and advances were made on an interest-free basis.

    Prior to the acquisition, FRI-M was charged premiums by FRI for certain insurance coverage provided under FRI insurance plans (employee group medical and life, workers' compensation, general liability and property insurance). During the five months ended May 23, 1996 such premium charges amounted to $7.1 million.

    A summary of the combined equity activity for the the five months ended May 23, 1996 follows. FRI Predecessor information is not presented as it is not considered relevant.

                                                              FIVE MONTHS ENDED
                                                                MAY 23, 1996
                                                              -----------------
(In thousands)
Net combined equity, beginning of period....................      $152,601
Allocation of management expenses...........................         1,630
Pro forma income tax provision..............................         2,160
Repayments on revolving credit facility.....................        79,815
Self-insurance premium charges..............................         7,089
Change in intercompany......................................       (37,745)
Net income..................................................         1,101
                                                                  --------
Net combined equity, end of period..........................      $206,651
                                                                  ========

                              FRD ACQUISITION CO.

NOTE 15:  SEGMENT INFORMATION

    The Company operates entirely in the food service industry with substantially all revenues resulting from the sale of menu products at restaurants operated by the Company, franchisees or licensees. The Company operates two restaurant concepts -- Coco's and Carrows -- and each concept is considered a reportable segment. Administrative costs and assets of the corporate headquarters have been allocated to the reportable segments primarily on the basis of percentage of sales.

    The Company evaluates performance based on several factors, of which the primary financial measure is business segment operating income before interest, taxes, depreciation, amortization, management fees payable to Advantica and restructuring and impairment charges ("EBITDA as defined"). The accounting policies of the business segments are the same as those described in the summary of significant accounting policies in Note 3.

                                        FIVE MONTHS   SEVEN MONTHS       YEAR          ONE        FIFTY-ONE
                                           ENDED         ENDED          ENDED       WEEK ENDED   WEEKS ENDED
                                          MAY 23,     DECEMBER 26,   DECEMBER 31,   JANUARY 7,   DECEMBER 30,
                                           1996           1996           1997          1998          1998
                                        -----------   ------------   ------------   ----------   ------------
(In thousands)
REVENUE
Coco's................................   $110,017       $163,680       $280,057      $ 4,892       $254,863
Carrows...............................     85,926        131,364        212,436        3,489        183,255
                                         --------       --------       --------      -------       --------
Total consolidated revenue............   $195,943       $295,044       $492,493      $ 8,381       $438,118
                                         ========       ========       ========      =======       ========
DEPRECIATION AND AMORTIZATION
Coco's................................   $  7,438       $ 10,282       $ 16,555      $   319       $ 41,819
Carrows...............................      4,933          8,224         13,001          272         33,503
                                         --------       --------       --------      -------       --------
Total consolidated depreciation and
  amortization........................   $ 12,371       $ 18,506       $ 29,556      $   591       $ 75,322
                                         ========       ========       ========      =======       ========
EBITDA AS DEFINED(a)
Coco's................................                  $ 18,499       $ 35,015      $   737       $ 37,215
Carrows...............................                    14,904         26,552          (16)        23,410
                                                        --------       --------      -------       --------
Total consolidated EBITDA as
  defined.............................                    33,403         61,567          721         60,625
Depreciation and amortization
  expense.............................                   (18,506)       (29,556)        (591)       (75,322)
Management fees to Advantica..........                    (2,950)        (4,925)         (84)        (4,381)
Other charges:
  Interest expense, net...............                   (17,680)       (29,597)        (585)       (26,897)
  Other, net..........................                         4         (2,975)          --            515
Reorganization items..................                        --           (528)      44,993             --
                                                        --------       --------      -------       --------
Consolidated (loss) income before
  income taxes........................                  $ (5,729)      $ (6,014)     $44,454       $(45,460)
                                                        ========       ========      =======       ========
CAPITAL EXPENDITURES
Coco's................................   $  1,231       $  1,526       $  8,427      $    --       $  5,436
Carrows...............................        985          1,220          6,514           --          4,931
                                         --------       --------       --------      -------       --------
Total consolidated capital
  expenditures........................   $  2,216       $  2,746       $ 14,941      $    --       $ 10,367
                                         ========       ========       ========      =======       ========

---------------

(a) "EBITDA as defined" is defined by FRD as operating income before depreciation, amortization, management fees payable to Advantica, and restructuring and impairment charges and is a key internal measure used to evaluate the amount of cash flow available for debt repayment and funding of additional investments. FRD's measure of EBITDA as defined may not be comparable to similarly titled measures reported by other companies; accordingly, EBITDA as defined of the Predecessor Company is not presented.

                              FRD ACQUISITION CO.

NOTE 15:  SEGMENT INFORMATION -- Continued

                                                              DECEMBER 31,   DECEMBER 30,
                                                                  1997           1998
                                                              ------------   ------------
(In thousands)
ASSETS
Coco's......................................................    $226,513       $205,690
Carrows.....................................................     145,015        153,063
                                                                --------       --------
Total consolidated assets...................................    $371,528       $358,753
                                                                ========       ========

    Information as to the Company's operations in different geographical areas is as follows:

                                      FIVE MONTHS    SEVEN MONTHS        YEAR          ONE        FIFTY-ONE
                                         ENDED          ENDED           ENDED       WEEK ENDED   WEEKS ENDED
                                        MAY 26,      DECEMBER 26,    DECEMBER 31,   JANUARY 7,   DECEMBER 30,
                                         1996            1996            1997          1998          1998
                                      -----------   --------------   ------------   ----------   ------------
(In thousands)
REVENUE
United States.......................   $194,584        $292,917        $489,074       $8,381       $435,512
Other...............................      1,359           2,127           3,419           --          2,606

    Because all of the Company's international revenue is derived from restaurants operated by franchisees and licensees, assets located outside the United Stated are not material.

                                                                      SCHEDULE I

                              FRD ACQUISITION CO.
                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                            CONDENSED BALANCE SHEETS

                                                                                     FRD EMERGED
                                                                FRD SUCCESSOR         SUCCESSOR
                                                              -----------------   -----------------
                                                              DECEMBER 31, 1997   DECEMBER 30, 1998
(In thousands)                                                -----------------   -----------------
ASSETS
Deferred financing costs, net of accumulated amortization
  of: 1997 -- $208; 1998 -- $334............................      $    961            $    835
Investment in subsidiary....................................       305,177             328,032
                                                                  --------            --------
Total assets................................................      $306,138            $328,867
                                                                  ========            ========
LIABILITIES AND EQUITY
Current liabilities:
  Accrued interest..........................................      $  8,989            $  8,989
                                                                  --------            --------
                                                                     8,989               8,989
Long-term liabilities:
  Payable to subsidiary.....................................        73,619              93,231
  Notes payable.............................................       156,897             168,736
                                                                  --------            --------
Total long-term liabilities.................................       230,516             261,967
Equity
Paid-in capital.............................................        75,000              99,719
Deficit.....................................................        (8,367)            (41,808)
                                                                  --------            --------
Total Stockholder's Equity..................................        66,633              57,911
                                                                  --------            --------
                                                                  $306,138            $328,867
                                                                  ========            ========

                                                                      SCHEDULE I

                              FRD ACQUISITION CO.
                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                       CONDENSED STATEMENT OF OPERATIONS

                                                                                              FRD EMERGED
                                                                FRD SUCCESSOR                  SUCCESSOR
                                                     -----------------------------------   -----------------
                                                           YEAR             ONE WEEK        FIFTY-ONE WEEKS
                                                           ENDED              ENDED              ENDED
                                                     DECEMBER 31, 1997   JANUARY 7, 1998   DECEMBER 30, 1998
(In thousands)                                       -----------------   ---------------   -----------------
Operating income...................................      $     --           $     --           $     --
Other income (expense):
  Equity in net income of subsidiary...............        17,815             46,834            (23,979)
  Interest expense.................................       (19,993)              (411)           (17,829)
                                                         --------           --------           --------
          Total other income (expense).............        (2,178)            46,423            (41,808)
Reorganization items...............................            --            (13,336)                --
                                                         --------           --------           --------
Net loss...........................................      $ (2,178)          $ 33,087           $(41,808)
                                                         ========           ========           ========

                                                                      SCHEDULE I

                              FRD ACQUISITION CO.
                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                       CONDENSED STATEMENT OF CASH FLOWS

                                                                                              FRD EMERGED
                                                                FRD SUCCESSOR                  SUCCESSOR
                                                     -----------------------------------   -----------------
                                                           YEAR             ONE WEEK        FIFTY-ONE WEEKS
                                                           ENDED              ENDED              ENDED
                                                     DECEMBER 31, 1997   JANUARY 7, 1998   DECEMBER 30, 1998
(In thousands)                                       -----------------   ---------------   -----------------
Cash Flows Used In Operating Activities:
  Net Loss.........................................      $ (2,178)          $ 33,087           $(41,808)
  Amortization of deferred financing costs.........           127                  3                123
  Non cash reorganization items....................            --             13,336                 --
  Equity in net income from subsidiary.............       (17,815)           (46,834)            23,979
  Increase in accrued interest payable.............           297                 --                 --
  Amortization of debt premium.....................            --                 --             (1,497)
                                                         --------           --------           --------
Net cash used in operating activities..............       (19,569)              (408)           (19,203)
Cash Flows Used in Investing Activities:
  Acquisition of subsidiary........................            --                 --                 --
                                                         --------           --------           --------
Net cash flows used in investing activities........            --                 --                 --
Cash Flows Provided by Financing Activities:
  Increase in payable to subsidiary................        19,569                408             19,203
  Deferred financing costs.........................            --                 --                 --
  Capital contribution from Advantica..............            --                 --                 --
                                                         --------           --------           --------
Net cash flows provided by financing activities....        19,569                408             19,203
Net Change in Cash.................................            --                 --                 --
                                                         --------           --------           --------
Cash at Beginning and End of Period................      $     --           $     --           $     --
                                                         ========           ========           ========
Cash Paid for Interest.............................      $ 19,569           $    408           $ 19,203
                                                         ========           ========           ========

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

Note 2: The 12 1/2% Senior Notes are due July 2004. Interest is payable semi-annually.

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

                                         Date: March 30, 1999

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

                      SIGNATURE                                         TITLE                         DATE
                      ---------                                         -----                         ----

                 /s/ CRAIG S. BUSHEY                   President (Principal Executive Officer)   March 30, 1999
-----------------------------------------------------
                  (Craig S. Bushey)

                 /s/ DAVID O. DEVOY                    Senior Vice President, Finance and Chief  March 30, 1999
-----------------------------------------------------    Financial Officer (Principal Financial
                  (David O. Devoy)                       and Accounting Officer)

                /s/ JAMES B. ADAMSON                   Director                                  March 30, 1999
-----------------------------------------------------
                 (James B. Adamson)

                 /s/ ROBERT H. ALLEN                   Director                                  March 30, 1999
-----------------------------------------------------
                  (Robert H. Allen)

               /s/ RONALD E. BLAYLOCK                  Director                                  March 30, 1999
-----------------------------------------------------
                (Ronald E. Blaylock)

                /s/ VERA KING FARRIS                   Director                                  March 30, 1999
-----------------------------------------------------
                 (Vera King Farris)

                /s/ JAMES J. GAFFNEY                   Director                                  March 30, 1999
-----------------------------------------------------
                 (James J. Gaffney)

                  /s/ IRWIN N. GOLD                    Director                                  March 30, 1999
-----------------------------------------------------
                   (Irwin N. Gold)

                 /s/ DARRELL JACKSON                   Director                                  March 30, 1999
-----------------------------------------------------
                  (Darrell Jackson)

                 /s/ ROBERT E. MARKS                   Director                                  March 30, 1999
-----------------------------------------------------
                  (Robert E. Marks)

                /s/ CHARLES F. MORAN                   Director                                  March 30, 1999
-----------------------------------------------------
                 (Charles F. Moran)

              /s/ ELIZABETH A. SANDERS                 Director                                  March 30, 1999
-----------------------------------------------------
               (Elizabeth A. Sanders)

               /s/ DONALD R. SHEPHERD                  Director                                  March 30, 1999
-----------------------------------------------------
                (Donald R. Shepherd)

                  /s/ RAUL R. TAPIA                    Director                                  March 30, 1999
-----------------------------------------------------
                   (Raul R. Tapia)