Form 10-Q
period 1999-03-31
FRD ACQUISITION CO
filed 1999-05-14
CIK 1017916

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[ X ] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 1999, or

[   ]    Transition report pursuant to section 13 or 15(d) of the Securities
         Exchange Act of 1934 for the transition period from ___________ to ___________

Commission file number   333-07601

                               FRD ACQUISITION CO.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          DELAWARE                                            57-1040952
-------------------------------                         ----------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                            Identification No.)

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

                    Yes [ X ]                No [   ]

As of May 14, 1999, 1,000 shares of the registrant's Common Stock, $0.10 par value per share, were outstanding, all of which were owned by the registrant's parent, Advantica Restaurant Group, Inc.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

FRD Acquisition Co.
Condensed Statements of Consolidated Operations
(Unaudited)


                                                                      SUCCESSOR COMPANY         PREDECESSOR COMPANY
                                                                  Quarter         Twelve Weeks        One Week
                                                                   Ended             Ended              Ended
                                                               March 31, 1999     April 1, 1998    January 7, 1998
                                                               --------------     -------------    ---------------
(In thousands)
Revenue:
   Company restaurant sales                                      $  92,989         $ 102,127         $   8,266
   Franchise and licensing revenue                                   1,989             1,299               141
                                                                 ---------         ---------         ---------
      Total operating revenue                                       94,978           103,426             8,407
                                                                 ---------         ---------         ---------
Cost of company restaurant sales:
   Product costs                                                    24,681            26,565             2,255
   Payroll and benefits                                             37,155            38,938             3,193
   Occupancy                                                         5,846             6,321               521
   Other operating expenses                                         13,642            14,957             1,331
                                                                 ---------         ---------         ---------
      Total costs of company restaurant sales                       81,324            86,781             7,300
Franchise restaurant costs                                           1,104               611                47
General and administrative expenses                                  3,931             3,596               291
Management fees to Advantica                                           944             1,032                84
Allocated costs from Advantica                                         650               577                48
Amortization of reorganization value in excess of amounts
   allocable to identifiable assets                                  9,726             9,377               --
Depreciation and other amortization                                  8,178             6,097               591
                                                                 ---------         ---------         ---------
      Total operating costs and expenses                           105,857           108,071             8,361
                                                                 ---------         ---------         ---------
Operating (loss) income                                            (10,879)           (4,645)               46
                                                                 ---------         ---------         ---------
Other expenses:
   Interest expense, net                                             6,479             6,517               585
   Other nonoperating expenses (income), net                           133                (3)              --
                                                                 ---------         ---------         ---------
      Total other expenses, net                                      6,612             6,514               585
                                                                 ---------         ---------         ---------
Loss before reorganization items and taxes                         (17,491)          (11,159)             (539)
Reorganization items                                                  --                --             (44,993)
                                                                 ---------         ---------         ---------
(Loss) income before taxes                                         (17,491)          (11,159)           44,454
(Benefit from) provision for income taxes                           (1,640)              113            11,367
                                                                 ---------         ---------         ---------
Net (loss) income                                                $ (15,851)        $ (11,272)        $  33,087
                                                                 =========         =========         =========


                             See accompanying notes

FRD Acquisition Co.
Condensed Consolidated Balance Sheets
(Unaudited)


                                                                 March 31, 1999    December 30, 1998
                                                                 --------------    -----------------
(In thousands)
ASSETS
Current assets:
Cash and cash equivalents                                          $   1,941          $   5,841
Receivables                                                            2,787              6,343
Inventories                                                            2,788              3,070
Other                                                                  3,861              3,952
                                                                   ---------          ---------
                                                                      11,377             19,206
                                                                   ---------          ---------

Property and equipment                                               152,740            149,336
Accumulated depreciation                                             (37,512)           (30,184)
                                                                   ---------          ---------
                                                                     115,228            119,152
                                                                   ---------          ---------
Other Assets:
Reorganization value in excess of amounts allocable
   to identifiable assets, net                                       146,126            155,852
Other intangibles, net                                                41,220             41,896
Deferred taxes                                                        20,532             18,744
Other                                                                  3,157              3,903
                                                                   ---------          ---------
                                                                     211,035            220,395
                                                                   ---------          ---------
                                                                   $ 337,640          $ 358,753
                                                                   =========          =========
LIABILITIES AND SHAREHOLDER'S EQUITY
Current Liabilities:
   Current maturities of long-term debt                            $  20,161          $  13,530
   Accounts payable                                                   19,860             20,361
   Accrued salaries and vacation                                       7,896             10,199
   Accrued insurance                                                   4,566              4,408
   Accrued interest                                                    4,456              9,320
   Payable to Advantica                                               18,318             16,740
   Other                                                              14,348             18,532
                                                                   ---------          ---------
                                                                      89,605             93,090
                                                                   ---------          ---------
Long-term Liabilities:
   Debt, less current maturities                                     181,268            182,743
   Liability for self-insured claims                                   9,920             10,014
   Other noncurrent liabilities                                       14,787             14,995
                                                                   ---------          ---------
                                                                     205,975            207,752
                                                                   ---------          ---------
                                                                     295,580            300,842
                                                                   ---------          ---------
Shareholder's Equity:
   Common stock: par value $0.10; 1,000 shares authorized,
      issued and outstanding                                            --                 --
   Paid-in capital                                                    99,719             99,719
   Deficit                                                           (57,659)           (41,808)
                                                                   ---------          ---------
Total Shareholder's Equity                                            42,060             57,911
                                                                   ---------          ---------
                                                                   $ 337,640          $ 358,753
                                                                   =========          =========


                             See accompanying notes

FRD Acquisition Co.
Statements Of Consolidated Cash Flows
(Unaudited)

                                                                      SUCCESSOR COMPANY          PREDECESSOR COMPANY
                                                                  Quarter         Twelve Weeks        One Week
                                                                   Ended             Ended              Ended
                                                               March 31, 1999     April 1, 1998    January 7, 1998
                                                               --------------     -------------    ---------------
(In thousands)
Cash Flows From Operating Activities:
Net (loss) income                                                $(15,851)         $(11,272)         $ 33,087
Adjustments to reconcile income (loss) to
   cash flows from operating activities:
   Amortization of reorganization value in excess of
     amounts allocable to identifiable assets                       9,726             9,377               --
   Depreciation and other amortization                              8,178             6,097               591
   Amortization of deferred financing costs                           339               311                28
   Amortization of debt premium                                      (405)             (357)              --
   Deferred tax (benefit) provision                                (1,789)             (890)           11,340
   Noncash reorganization items                                       --                --            (44,993)
Decrease (increase) in assets:
   Receivables                                                      3,556             2,057               252
   Inventories                                                        283               187               --
   Other current assets                                                91             2,423             3,918
   Other assets                                                       198               926               --
Increase (decrease) in liabilities:
   Accounts payable                                                  (501)            2,893            (3,085)
   Accrued salaries and vacation                                   (2,302)           (1,511)           (1,451)
   Payable to Advantica                                             1,578             2,493               132
   Other accrued liabilities                                       (8,642)           (7,318)            1,388
   Liability for self-insurance claims                                 64              (397)             (253)
   Other noncurrent liabilities                                      (135)             (616)                3
                                                                 --------          --------          --------
Net cash flows (used in) from operating activities                 (5,612)            4,403               957
                                                                 --------          --------          --------

Cash Flows From Investing Activities:
   Purchase of property                                            (4,054)           (1,111)              --
   Proceeds from disposition of property                             --                 115               --
Net cash flows used in investing activities                        (4,054)             (996)              --
                                                                 --------          --------          --------
Cash Flows From Financing Activities:
   Principal debt payments                                         (1,434)           (1,008)           (6,515)
   Borrowing on credit facilities                                   7,200              --                 --
                                                                 --------          --------          --------
Net cash flows provided by (used in) financing
   activities                                                       5,766            (1,008)           (6,515)
                                                                 --------          --------          --------

Increase (decrease) in cash and cash equivalents                   (3,900)            2,399            (5,558)
Cash And Cash Equivalents at:
   Beginning of period                                              5,841             3,493             9,051
                                                                 --------          --------          --------
   End of period                                                 $  1,941          $  5,892          $  3,493
                                                                 ========          ========          ========

                             See accompanying notes

FRD ACQUISITION CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 1999
(UNAUDITED)


NOTE 1.  GENERAL

FRD Acquisition Co. ("FRD" or, together with its subsidiaries, the "Company"), a wholly-owned subsidiary of Advantica Restaurant Group, Inc. ("Advantica"), owns and operates the Coco's and Carrows restaurant brands.

On January 7, 1998 (the "Effective Date"), Flagstar Companies, Inc. ("FCI") and Flagstar Corporation ("Flagstar") emerged from proceedings under Chapter 11 of Title 11 of the United States Code pursuant to FCI's and Flagstar's Amended Joint Plan of Reorganization dated as of November 7, 1997 (the "Plan"). On the Effective Date, Flagstar, a wholly-owned subsidiary of FCI, merged with and into FCI, the surviving corporation, and FCI changed its name to Advantica Restaurant Group, Inc. FCI's operating subsidiaries, including the Company, did not file bankruptcy petitions and were not parties to the Chapter 11 proceedings.

The consolidated financial statements of the Company included herein are unaudited and include all adjustments management believes are necessary for a fair presentation of the results of operations for such interim periods. All such adjustments are of a normal and recurring nature. The interim consolidated financial statements should be read in conjunction with the Consolidated and Combined Financial Statements and notes thereto for the year ended December 30, 1998 and the related Management's Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in the FRD Acquisition Co. 1998 Annual Report on Form 10-K. The results of operations for the quarter ended March 31, 1999 are not necessarily indicative of the results for the entire fiscal year ending December 29, 1999.

Certain prior year amounts have been reclassified to conform to the 1999 presentation.

Note 2.  FRESH START REPORTING

As of the Effective Date, Advantica adopted fresh start reporting pursuant to the guidance provided by the American Institute of Certified Public Accountants' Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7"). Fresh start reporting assumes that a new reporting entity has been created and requires that assets and liabilities be adjusted to their fair values as of the Effective Date in conformity with the procedures specified by Accounting Principles Board Opinion No. 16, "Business Combinations." In conjunction with the revaluation of assets and liabilities, a reorganization value for Advantica was determined which generally approximated its fair value before considering debt and approximated the amount a buyer would pay for the assets of Advantica after reorganization. Under fresh start reporting, the reorganization value of Advantica was allocated to its assets. In accordance with fresh start reporting, the portion of the reorganization value which was not attributable to specific tangible or identified intangible assets of Advantica has been reported as "reorganization value in excess of amounts allocable to identifiable assets, net of accumulated amortization" in the accompanying Consolidated Balance Sheets. Advantica is amortizing such amount over a five-year amortization period. Advantica has "pushed down" the impact of fresh start reporting to its operating subsidiaries, including the Company. Accordingly, all financial statements for any period subsequent to the Effective Date are referred to as "Successor Company" as they reflect the periods subsequent to the implementation of fresh start reporting and are not comparable to the financial statements for periods prior to the Effective Date.

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

Subsequent to the first quarter of 1998, the Company substantially completed valuation studies performed in connection with the revaluation of its assets and liabilities in accordance with fresh start reporting.

Note 3.  RELATED PARTY TRANSACTIONS

Certain administrative functions are provided for the Company by Advantica. The Company is allocated a portion of these expenses based upon services received. These allocations, which are in addition to management fees equal to one percent of revenues payable to Advantica under the management service agreement, are included in operating expenses and totaled $0.7 million for the quarter ended March 31, 1999. Payment of the fees to Advantica cannot occur unless certain financial targets are met as described in the Company's senior note indenture and in the FRI-M Credit Facility. Advantica's method of allocating these expenses is not the only reasonable method and other reasonable methods of allocation might produce different results.

Note 4.  NEW FRI-M CREDIT FACILITY

On May 14, 1999, FRI-M Corporation ("FRI-M"), a wholly-owned subsidiary of FRD, and certain of its operating subsidiaries entered into a new credit agreement with The Chase Manhattan Bank ("Chase") and Credit Lyonnais New York Branch ("Credit Lyonnais") and other lenders named therein and thereby established a $70 million Senior Secured Credit Facility (the "New FRI-M Credit Facility) to replace the bank facility previously in effect for the Company's Coco's and Carrows operations (the "FRI-M Credit Facility") which was scheduled to mature in August 1999. The New FRI-M Credit Facility, which is guaranteed by Advantica, consists of a $30 million term loan and a $40 million revolving credit facility and matures in May 2003.

Note 5.  EARNINGS (LOSS) PER COMMON SHARE

As described in Note 1, FRD is a wholly-owned subsidiary of Advantica. Accordingly, per share data is not meaningful and has been omitted for all periods.

Note 6.  SEGMENT INFORMATION

The Company operates two restaurant concepts -- Coco's and Carrows -- and each concept is considered a reportable segment. Administrative costs of the corporate headquarters have been allocated to the reportable segments primarily on the basis of percentage of sales.

The Company evaluates performance based on several factors, of which the primary financial measure is business segment operating income before interest, taxes, depreciation, amortization, management fees payable to Advantica and restructuring and impairment charges ("EBITDA as defined"). EBITDA as defined is a key internal measure used to evaluate the amount of cash flow available for debt repayment and funding of additional investments. EBITDA as defined is not a measure defined by generally accepted accounting principles and should not be considered as an alternative to net income or cash flow data prepared in accordance with generally accepted accounting principles. The Company's measure of EBITDA as defined may not be comparable to similarly titled measures reported by other companies.

                                    Quarter         Twelve Weeks         One Week
                                     Ended             Ended              Ended
                                 March 31, 1999     April 1, 1998     January 7, 1998
                                 --------------     -------------     ---------------
(In thousands)
REVENUE
Coco's                              $ 54,808          $ 60,508           $  4,892
Carrows                               40,170            42,918              3,515
                                    --------          --------           --------
Total consolidated revenue          $ 94,978          $103,426           $  8,407
                                    ========          ========           ========



                                                         Quarter         Twelve Weeks         One Week
                                                          Ended              Ended              Ended
                                                      March 31, 1999     April 1, 1998     January 7, 1998
                                                      --------------     -------------     ---------------
(In thousands)
EBITDA AS DEFINED
Coco's                                                  $  5,453           $  7,458           $    737
Carrows                                                    2,516              4,403                (16)
                                                        --------           --------           --------
Total consolidated EBITDA as defined                       7,969             11,861                721
Depreciation and amortization expense                    (17,904)           (15,474)              (591)
Management fees to Advantica                                (944)            (1,032)               (84)
Other charges:
   Interest expense, net                                  (6,479)            (6,517)              (585)
   Other, net                                               (133)                 3                --
Reorganization items                                        --                 --               44,993
                                                        --------           --------           --------
Consolidated (loss) income before income taxes          $(17,491)          $(11,159)          $ 44,454
                                                        ========           ========           ========


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT0 OF OPERATIONS

The following discussion is intended to highlight significant changes in financial position as of March 31, 1999 and the results of operations for the quarter ended March 31, 1999 as compared to the twelve weeks ended April 1, 1998 and one week ended January 7, 1998. For purposes of providing a meaningful comparison of the Company's quarterly operating performance, the following discussion and presentation of the results of operations for the twelve weeks ended April 1, 1998 and the one week ended January 7, 1998 will be combined and referred to as the quarter ended April 1, 1998. Where appropriate, the impact of the adoption of fresh start reporting on the results of operations during this period will be separately disclosed.

The forward-looking statements included in Management's Discussion and Analysis of Financial Condition and Results of Operations, which reflect management's best judgment based on factors currently known, involve risks, uncertainties, and other factors which may cause the actual performance of FRD, its subsidiaries, and underlying concepts to be materially different from the performance indicated or implied by such statements. Such factors include, among others: competitive pressures from within the restaurant industry; the level of success of the Company's operating initiatives and advertising and promotional efforts, including the initiatives and efforts specifically mentioned herein; the ability of the Company to mitigate the impact of the Year 2000 issue successfully; adverse publicity; changes in business strategy or development plans; terms and availability of capital; regional weather conditions; overall changes in the general economy, particularly at the retail level; and other factors included in the discussion below, or in the Management's Discussion and Analysis of Financial Condition and Results of Operations and in Exhibit 99 to the Company's Annual Report on Form 10-K for the period ended December 30, 1998.

RESULTS OF OPERATIONS

QUARTER ENDED MARCH 31, 1999 COMPARED TO QUARTER ENDED APRIL 1, 1998

The table below summarizes restaurant activity for the quarter ended March 31, 1999.



                               Ending       Units         Units          Net         Ending       Ending
                                Units      Opened/        Sold/         Units         Units        Units
                              12/30/98    Acquired       Closed      Refranchised    3/31/99      4/1/98
                              --------    --------       ------      ------------    -------      ------
Coco's
    Company-owned units          150           --            --            --          150          176
    Franchised units              31            2            --            --           33           18
    Licensed units               300           --            (2)           --          298          295
                                 ---          ---           ---           ---          ---          ---
                                 481            2            (2)           --          481          489
                                 ---          ---           ---           ---          ---          ---
Carrows
    Company-owned units          123           --            (1)           --          122          139
    Franchised units              26           --            --            --           26           16
                                 ---          ---           ---           ---          ---          ---
                                 149           --            (1)           --          148          155
                                 ---          ---           ---           ---          ---          ---
                                 630            2            (3)           --          629          644
                                 ===          ===           ===           ===          ===          ===

COCO'S

                                                             Quarter                 Quarter                     %
                                                              Ended                   Ended                  Increase/
                                                          March 31, 1999          April 1, 1998              (Decrease)
                                                          ---------------         ---------------            -----------
($ in millions, except average unit data)
U.S. systemwide sales                                       $       63.5           $       69.9                 (9.2)
                                                            ============           ============

Net company sales                                           $       53.4           $       64.3                (17.0)
Franchise and licensing revenue                                      1.4                    1.1                 27.3
                                                            ------------           ------------
   Total revenue                                                    54.8                   65.4                (16.2)
                                                            ------------           ------------
Operating expenses:
   Amortization of reorganization value in excess
      of amounts allocable to identifiable assets                    5.3                    5.2                  1.9
   Other                                                            54.6                   61.7                (11.5)
                                                            ------------           ------------
   Total operating expenses                                         59.9                   66.9                (10.5)
                                                            ------------           ------------
Operating (loss) income                                     $       (5.1)          $       (1.5)                  NM
                                                            ============           ============

EBITDA as defined                                           $        5.5           $        8.2                (32.9)

Average unit sales:
   Company-owned                                                 358,000                364,900                 (1.9)
   Franchised                                                    311,400                327,100                 (4.8)

Same-store sales decrease (Company-owned)                          (7.8%)                 (0.2%)

NM = Not Meaningful

Coco's NET COMPANY SALES for the first quarter of 1999 decreased $10.9 million (17.0%) compared to the prior year quarter. The decrease reflects a 26-unit decrease in Company-owned restaurants and a decrease in same-store sales. The decrease in same-store sales resulted primarily from a decline in customer traffic. FRANCHISE AND LICENSING REVENUE increased $0.3 million (27.3%), primarily attributable to a net increase of 15 franchised units over the prior year quarter.

Coco's OPERATING EXPENSES decreased $7.0 million (10.5%) compared to the prior year quarter, primarily reflecting a 26-unit decrease in Company-owned restaurants. The decrease in operating expenses related to fewer units is partially offset by higher food costs resulting from value-priced promotions and changes in menu mix and by an increase in depreciation and other amortization relating to the revaluation of assets and liabilities in accordance with fresh start reporting. The revaluation was completed subsequent to the first quarter of 1998 and resulted in increased depreciation and other amortization being recorded in subsequent quarters.

EBITDA AS DEFINED decreased $2.7 million (32.9%) for the first quarter of 1999 compared to the first quarter of 1998 as a result of the factors noted in the preceding paragraphs, excluding the increase in depreciation and other amortization.

Coco's OPERATING INCOME for the 1999 quarter decreased $3.6 million compared to the prior year quarter as a result of the factors noted above.

CARROWS

                                                            Quarter              Quarter               %
                                                             Ended                Ended            Increase/
                                                         March 31, 1999       April 1, 1998       (Decrease)
                                                         --------------       -------------       ----------
($ in millions, except average unit data)
U.S. systemwide sales                                     $       46.4         $       50.2           (7.6)
                                                          ============         ============

Net company sales                                         $       39.6         $       46.0          (13.9)
Franchise and licensing revenue                                    0.6                  0.4           50.0
                                                          ------------         ------------
   Total revenue                                                  40.2                 46.4          (13.4)
                                                          ------------         ------------
Operating expenses:
   Amortization of reorganization value in excess
    of amounts allocable to identifiable assets                    4.5                  4.1            9.8
   Other                                                          41.5                 45.4           (8.6)
                                                          ------------         ------------
   Total operating expenses                                       46.0                 49.5           (7.1)
                                                          ------------         ------------
Operating (loss)                                          $       (5.8)        $       (3.1)            NM
                                                          ============         ============

EBITDA as defined                                         $        2.5         $        4.4          (43.2)

Average unit sales (in thousands):
   Company-owned                                               327,200              327,900             (0.2)
   Franchised                                                  263,400              284,200             (7.3)

Same-store sales decrease (Company-owned)                       (3.6%)               (1.4%)

NM = Not Meaningful


Carrows' NET COMPANY SALES for the first quarter of 1999 decreased $6.4 million (13.9%) compared to the prior year quarter. The decrease reflects a 17-unit decrease in Company-owned restaurants and a decrease in same-store sales. The decrease in same-store sales is primarily due to a decrease in average guest check, somewhat offset by increased customer traffic. FRANCHISE AND LICENSING REVENUE increased $0.2 million, primarily attributable to a net increase of 10 franchised units over the prior year quarter.

Carrows' OPERATING EXPENSES decreased $3.5 million (7.1%) compared to the prior year quarter, primarily reflecting a 17-unit decrease in Company-owned restaurants. The decrease in operating expenses related to fewer units is partially offset by higher food and labor costs as a result of value-priced promotions implemented during the quarter. The increase in food costs is balanced by an improvement in underlying operating expenses resulting from product re-engineering. The decrease in expenses is also offset by an increase in depreciation and other amortization relating to the revaluation of assets and liabilities in accordance with fresh start reporting. The revaluation was completed subsequent to the first quarter of 1998 and resulted in increased depreciation and other amortization being recorded in subsequent quarters.

EBITDA AS DEFINED decreased $1.9 million (43.2%) for for the first quarter of 1999 compared to the first quarter of 1998 as a result of the factors noted in the preceding paragraphs, excluding the increase in depreciation and other amortization.

Carrows' OPERATING INCOME for the 1999 quarter decreased $2.7 million compared to the prior year quarter as a result of the factors noted above.

FRD CONSOLIDATED

The Company's consolidated EBITDA AS DEFINED decreased $4.6 million (36.7%) for for the first quarter of 1999 compared to the first quarter of 1998. This decrease is a result of the factors discussed in the preceding paragraphs, excluding the increase in depreciation and other amortization.

CONSOLIDATED INTEREST EXPENSE, NET decreased $0.6 million (8.8%) compared to the prior year quarter. This decrease is attributable to a decrease in the term loan debt balance.

REORGANIZATION ITEMS recorded in the one week ended January 7, 1998 include the impact of the adjustment of assets and liabilities to fair value in accordance with SOP 90-7 as discussed in Note 2 to the consolidated financial statements included herein.

The PROVISION FOR INCOME TAXES from continuing operations for the first quarter of 1999 has been computed based on management's estimate of the annual effective income tax rate applied to loss before taxes. The Company recorded an income tax benefit reflecting an effective income tax rate of approximately 9.4% for the quarter ended March 31, 1999 compared to an income tax provision reflecting an approximate rate of 1.0% for the twelve weeks ended April 1, 1998. The change in effective tax rates for the twelve weeks ended April 1, 1998 and the current quarter ended March 31, 1999 is a result of the adjustment in the estimated effective income tax rate made during fiscal year 1998, subsequent to the end of the first quarter. The income tax benefit recorded for the 51 weeks ended December 30, 1998 reflected an effective tax rate of approximately 8.0%. The provision for the one week period ended January 7, 1998 of $11.4 million primarily relates to the tax effect of the revaluation of the Company's assets and liabilities in accordance with fresh start accounting.

The decrease in CONSOLIDATED NET INCOME of $37.7 million in comparison to the prior year quarter is a result of the items previously discussed.

LIQUIDITY AND CAPITAL RESOURCES

In connection with the acquisition of FRI-M, the Company entered into the FRI-M Credit Facility on May 23, 1996, which provides for a $35.0 million revolving credit facility that is also available for letters of credit. At March 31, 1999, the Company had outstanding working capital borrowings and letters of credit of $7.2 million and $13.2 million, respectively.

Because of covenant limitations under the indenture under which the Advantica 11 1/4% Senior Notes due 2008 were issued (the "Advantica Senior Notes Indenture") and Advantica's bank credit facility, and under the FRI-M Credit Facility and the indenture under which the FRD 12 1/2% Senior Notes due 2004 were issued, Advantica's ability to make further investments in FRD to upgrade the Coco's and Carrows concepts has been severely limited. In an effort to address this issue, during the first quarter of 1999, Advantica (1) designated FRD and its subsidiaries as restricted subsidiaries in accordance with the terms of the Advantica Senior Notes Indenture, generally increasing Advantica's investment flexibility thereunder in its relationship with FRD and its subsidiaries, (2) obtained certain amendments to Advantica's bank credit facility to increase Advantica's investment flexibility under that facility with respect to the Coco's and Carrows operations, and (3) obtained written commitments from Chase and Credit Lyonnais for the New FRI-M Credit Facility. The New FRI-M Credit Facility, which closed on May 14, 1999, is guaranteed by Advantica and consists of a $30 million term loan and a $40 million revolving credit facility and matures in May 2003 (see Note 4 to the consolidated financial statements). The New FRI-M Credit Facility, which refinanced the existing FRI-M Credit Facility, is available to fund Coco's and Carrows' capital expenditures and for general corporate purposes. Such facility is unavailable to Advantica and its other subsidiaries.

At March 31, 1999 and December 30, 1998, the Company had working capital deficits of $78.2 million and $73.9 million, respectively. The increase in the working capital deficit is attributable primarily to a decrease in cash and cash equivalents resulting from $9.8 million in senior debt interest payments made during the quarter and to an increase in borrowings against the FRI-M Credit Facility. The Company is able to operate with a substantial working capital deficit because: (1) restaurant operations are conducted on a cash (and cash equivalent) basis with a low level of accounts receivable, (2) rapid turnover allows a limited investment in inventories; and (3) accounts payable for food, beverages, and supplies usually become due after the receipt of cash from related sales. The Company intends to continue to operate with working capital deficits.

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

Advantica has performed an assessment of the impact of the Year 2000 issue and determined that a significant portion of its software applications will need to be modified or replaced so that its systems will properly utilize dates beyond December 31, 1999. For the most part, Advantica intends to replace existing systems and, based on current estimates, expects to spend approximately $20 million in 1999 to address its information systems issues. Relative to this amount, Advantica estimates that approximately $16 million will be used to develop or purchase new software and will be capitalized. The remaining amounts will be expensed as incurred. The related amounts capitalized or expensed by the Company are expected to be immaterial. Advantica's total Year 2000 expenditures through March 31, 1999 were approximately $3.5 million. All estimated costs have been budgeted and are expected to be funded by cash flows from operations. Currently, all information systems projects are on schedule and are fully staffed. Financial systems that are critical to the Company's operations are targeted to be Year 2000 compliant by the end of June 1999. Restaurant systems are targeted to be compliant by August 1999.

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

Advantica has inventoried and determined the business criticality of all restaurant equipment. Based on preliminary findings, the Company believes that the date-related issues associated with the proper functioning of such assets are insignificant and are not expected to represent a material risk to the Company or its operations. Advantica has conducted an inventory of its facilities at the Company's corporate office and is beginning the correction of certain date-deficient systems.

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




                           PART II - OTHER INFORMATION

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.

a.         The following are included as exhibits to this report:


EXHIBIT
  NO.      DESCRIPTION
-------    -----------

27         Financial Data Schedule.


---------------------

b. No reports on Form 8-K were filed during the quarter ended March 31, 1999.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  FRD ACQUISITION CO.



Date:      May 14, 1999           By:     /s/ Ronald B. Hutchison
                                       ----------------------------------
                                       Ronald B. Hutchison
                                       Executive Vice President
                                       (Duly authorized officer of
                                       registrant/principal financial officer)