Form 10-Q
period 1999-06-30
FRD ACQUISITION CO
filed 1999-08-16
CIK 1017916

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 1999, or

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ___________ to ___________

Commission file number              333-07601

                               FRD ACQUISITION CO.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                      57-1040952
-------------------------------             ------------------------------------
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

                      Yes   [X]            No   [ ]

As of August 13, 1999, 1,000 shares of the registrant's Common Stock, $0.10 par value per share, were outstanding, all of which were owned by the registrant's parent, Advantica Restaurant Group, Inc.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

FRD Acquisition Co.
Condensed Statements of Consolidated Operations
(Unaudited)



                                                              Quarter           Quarter
                                                               Ended             Ended
                                                           June 30, 1999     July 1, 1998
                                                           -------------     ------------
(In thousands)
Revenue:
   Company restaurant sales                                  $  97,112         $ 112,642
   Franchise and licensing revenue                               2,118             1,422
                                                             ---------         ---------
      Total operating revenue                                   99,230           114,064
                                                             ---------         ---------
Cost of company restaurant sales:
   Product costs                                                24,861            30,010
   Payroll and benefits                                         37,307            42,192
   Occupancy                                                     5,976             6,421
   Other operating expenses                                     13,379            14,895
                                                             ---------         ---------
      Total costs of company restaurant sales                   81,523            93,518
Franchise restaurant costs                                       1,059               597
General and administrative expenses                              3,863             2,999
Management fees to Advantica                                       985             1,137
Allocated costs from Advantica                                     650               625
Amortization of reorganization value in excess of amounts
   allocable to identifiable assets                              9,708             9,983
Depreciation and other amortization                              8,436            10,522
Gains on refranchising and other, net                             (331)             (211)
                                                             ---------         ---------
      Total operating costs and expenses                       105,893           119,170
                                                             ---------         ---------
Operating loss                                                  (6,663)           (5,106)
                                                             ---------         ---------
Other expenses:
   Interest expense, net                                         6,285             7,004
   Other nonoperating expenses (income), net                        23               (81)
                                                             ---------         ---------
      Total other expenses, net                                  6,308             6,923
                                                             ---------         ---------
Loss before taxes                                              (12,971)          (12,029)
Benefit from income taxes                                         (900)           (1,329)
                                                             ---------         ---------
Net loss                                                     $ (12,071)        $ (10,700)
                                                             =========         =========



                             See accompanying notes

FRD Acquisition Co.
Condensed Statements of Consolidated Operations
(Unaudited)


                                                                          Successor Company                     Predecessor Company
                                                                  ------------------------------------          -------------------
                                                                   Two Quarters            Twenty-Five               One Week
                                                                      Ended                Weeks Ended                 Ended
                                                                  June 30, 1999           July 1, 1998            January 7, 1998
                                                                  -------------          --------------           ---------------
(In thousands)
Revenue:
   Company restaurant sales                                          $ 190,101               $ 214,769                $    8,266
   Franchise and licensing revenue                                       4,107                   2,721                       141
                                                                     ---------               ---------                ----------
      Total operating revenue                                          194,208                 217,490                     8,407
                                                                     ---------               ---------                ----------
Cost of company restaurant sales:
   Product costs                                                        49,542                  56,575                     2,255
   Payroll and benefits                                                 74,462                  81,130                     3,193
   Occupancy                                                            11,822                  12,742                       521
   Other operating expenses                                             27,021                  29,852                     1,331
                                                                     ---------               ---------                ----------
      Total costs of company restaurant sales                          162,847                 180,299                     7,300
Franchise restaurant costs                                               2,163                   1,208                        47
General and administrative expenses                                      7,794                   6,595                       291
Management fees to Advantica                                             1,929                   2,169                        84
Allocated costs from Advantica                                           1,300                   1,202                        48
Amortization of reorganization value in excess of amounts
   allocable to identifiable assets                                     19,434                  19,346                       ---
Depreciation and other amortization                                     16,614                  16,633                       591
Gains on refranchising and other, net                                     (331)                   (211)                      ---
                                                                     ---------               ---------                ----------
      Total operating costs and expenses                               211,750                 227,241                     8,361
                                                                     ---------               ---------                ----------
Operating (loss) income                                                (17,542)                 (9,751)                       46
                                                                     ---------               ---------                ----------
Other expenses:
   Interest expense, net                                                12,764                  13,521                       585
   Other nonoperating expenses (income), net                               156                     (85)                      ---
                                                                     ---------               ---------                ----------
      Total other expenses, net                                         12,920                  13,436                       585
                                                                     ---------               ---------                ----------
Loss before reorganization items and taxes                             (30,462)                (23,187)                     (539)
Reorganization items                                                       ---                     ---                   (44,993)
                                                                     ---------               ---------                ----------
(Loss) income before taxes                                             (30,462)                (23,187)                   44,454
(Benefit from) provision for income taxes                               (2,540)                 (1,216)                   11,367
                                                                     ---------               ---------                ----------
Net (loss) income                                                    $ (27,922)              $ (21,971)               $   33,087
                                                                     =========               =========                ==========


                             See accompanying notes

FRD Acquisition Co.
Condensed Consolidated Balance Sheets
(Unaudited)


                                                                        June 30, 1999                  December 30, 1998
                                                                        -------------                  -----------------
(In thousands)
Assets
Current Assets:
  Cash and cash equivalents                                              $    12,729                      $      5,841
  Receivables                                                                  3,702                             6,343
  Inventories                                                                  2,672                             3,070
  Other                                                                        3,559                             3,952
                                                                         -----------                      ------------
                                                                              22,662                            19,206
                                                                         -----------                      ------------

Property and equipment                                                       154,976                           149,336
Accumulated depreciation                                                     (44,238)                          (30,184)
                                                                         -----------                       -----------
                                                                             110,738                           119,152
                                                                         -----------                       -----------
Other Assets:
  Reorganization value in excess of amounts allocable to
     identifiable assets, net                                                136,261                           155,852
  Other intangibles, net                                                      40,665                            41,896
  Deferred taxes                                                              21,549                            18,744
  Other                                                                        4,985                             3,903
                                                                         -----------                       -----------
                                                                             203,460                           220,395
                                                                         -----------                       -----------
                                                                         $   336,860                       $   358,753
                                                                         ===========                       ===========


Liabilities and Shareholder's Equity
Current Liabilities:
   Current maturities of long-term debt                                  $    2,975                        $   13,530
   Accounts payable                                                          12,621                            20,361
   Accrued salaries and vacation                                              9,136                            10,199
   Accrued insurance                                                          3,981                             4,408
   Accrued interest                                                           9,306                             9,320
   Payable to Advantica                                                      19,935                            16,740
   Other                                                                     15,386                            18,532
                                                                         ----------                        ----------
                                                                             73,340                            93,090
                                                                         ----------                        ----------
Long-Term Liabilities:
   Debt, less current maturities                                            210,037                           182,743
   Liability for self-insured claims                                          9,088                            10,014
   Other noncurrent liabilities                                              14,406                            14,995
                                                                         ----------                        ----------
                                                                            233,531                           207,752
                                                                         ----------                        ----------
                                                                            306,871                           300,842
                                                                         ----------                        ----------
Shareholder's Equity:
   Common stock: par value $0.10; 1,000 shares authorized,
      issued and outstanding                                                    ---                               ---
   Paid-in capital                                                           99,719                            99,719
   Deficit                                                                  (69,730)                          (41,808)
                                                                         ----------                        ----------
Total Shareholder's Equity                                                   29,989                            57,911
                                                                         ----------                        ----------
                                                                         $  336,860                        $  358,753
                                                                         ==========                        ==========


                             See accompanying notes

FRD Acquisition Co.
Statements of Consolidated Cash Flows
(Unaudited)

                                                                         Successor Company                       Predecessor Company
                                                             ---------------------------------------             -------------------
                                                             Two Quarters                Twenty-Five                    One Week
                                                                 Ended                   Weeks Ended                      Ended
                                                             June 30, 1999               July 1, 1998                January 7, 1998
                                                             -------------               ------------                ---------------
(In thousands)
Cash Flows From Operating Activities:
Net (loss) income                                             $   (27,922)               $   (21,971)                  $    33,087
Adjustments to reconcile income (loss) to
  cash flows from operating activities:
   Amortization of reorganization value in excess of
     amounts allocable to identifiable assets                      19,434                     19,346                           ---
   Depreciation and other amortization                             16,614                     16,633                           591
   Amortization of deferred financing costs                           749                        649                            28
   Amortization of debt premium                                      (810)                      (723)                          ---
   Gains on refranchising and other, net                             (331)                      (211)                          ---
   Deferred tax (benefit) provision                                (2,805)                    (3,091)                       11,340
   Noncash reorganization items                                       ---                        ---                       (44,993)
Decrease (increase) in assets:
   Receivables                                                      2,981                      1,436                           252
   Inventories                                                        399                        343                           ---
   Other current assets                                            (1,178)                     1,026                         3,918
   Other assets                                                    (2,044)                     1,000                           ---
Increase (decrease) in liabilities:
   Accounts payable                                                (7,740)                    (1,753)                       (3,085)
   Accrued salaries and vacation                                   (1,062)                    (1,362)                       (1,451)
   Payable to Advantica                                             3,195                      3,298                           132
   Other accrued liabilities                                       (2,924)                    (3,249)                        1,388
   Liability for self-insurance claims                                217                        (91)                         (253)
   Other noncurrent liabilities                                      (488)                     1,467                             3
                                                              -----------                -----------                   -----------
Net cash flows (used in) provided by
   operating activities                                            (3,715)                    12,747                           957
                                                              -----------                -----------                   -----------

Cash flows From Investing Activities:
   Purchase of property                                            (7,420)                    (3,065)                          ---
   Proceeds from disposition of property                              150                        293                           ---
                                                              -----------                -----------                   -----------
Net cash flows used in investing activities                        (7,270)                    (2,772)                          ---
                                                              -----------                -----------                   -----------

Cash Flows From Financing Activities:
   Principal debt payments                                        (12,127)                    (8,422)                       (6,515)
   Borrowing on credit facilities                                  30,000                        ---                           ---
                                                              -----------                -----------                   -----------
Net cash flows provided by (used in) financing
   activities                                                      17,873                     (8,422)                       (6,515)
                                                              -----------                -----------                   -----------

Increase (decrease) in cash and cash equivalents                    6,888                      1,553                        (5,558)
Cash and Cash Equivalents at:
   Beginning of period                                              5,841                      3,493                         9,051
                                                              -----------                -----------                   -----------
   End of period                                              $    12,729                $     5,046                   $     3,493
                                                              ===========                ===========                   ===========

                             See accompanying notes

FRD ACQUISITION CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 1999
(UNAUDITED)


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

The consolidated financial statements of the Company included herein are unaudited and include all adjustments management believes are necessary for a fair presentation of the results of operations for such interim periods. All such adjustments are of a normal and recurring nature. The interim consolidated financial statements should be read in conjunction with the Consolidated and Combined Financial Statements and notes thereto for the year ended December 30, 1998 and the related Management's Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in the FRD Acquisition Co. 1998 Annual Report on Form 10-K. The results of operations for the two quarters ended June 30, 1999 are not necessarily indicative of the results for the entire fiscal year ending December 29, 1999.

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

Note 3.  New FRD Credit Facility

On May 14, 1999, FRD and certain of its operating subsidiaries entered into a new credit agreement with The Chase Manhattan Bank ("Chase") and Credit Lyonnais New York Branch ("Credit Lyonnais") and other lenders named therein and thereby established a $70 million Senior Secured Credit Facility (the "New FRD Credit Facility") to replace the bank facility previously in effect for the Company's Coco's and Carrows operations (the "Old FRD Credit Facility") which was scheduled to mature in August 1999. The New FRD Credit Facility, which is guaranteed by Advantica, consists of a $30 million term loan and a $40 million revolving credit facility and matures in May 2003.

Note 4.  Related Party Transactions

Certain administrative functions are provided for the Company by Advantica. The Company is allocated a portion of these expenses based upon services received. These allocations, which are in addition to the management fees equaling one percent of revenues that are payable to Advantica under the management service agreement, are included in operating expenses and totaled $0.7 million and $1.3 million for the quarter and two quarters ended June 30, 1999, respectively. Payment of the fees to Advantica cannot occur unless certain financial targets are met as described in the Company's senior note indenture and in the New FRD Credit Facility. Advantica's method of allocating these expenses is not the only reasonable method and other reasonable methods of allocation might produce different results.

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


                                                                                                                       Predecessor
                                                                Successor Company                                        Company
                                          --------------------------------------------------------------------       ---------------
                                            Quarter            Quarter         Two Quarters        Twenty-Five          One Week
                                             Ended              Ended              Ended           Weeks Ended            Ended
                                          June 30,1999       July 1,1998       June 30, 1999      July 1, 1998       January 7, 1998
                                          ------------       -----------       -------------     --------------      ---------------
(In thousands)
REVENUE
Coco's                                     $   57,250        $   65,827         $   112,058       $   126,335          $   4,892
Carrows                                        41,980            48,237              82,150            91,155              3,515
                                           ----------        ----------         -----------       -----------          ---------
Total consolidated revenue                 $   99,230        $  114,064         $   194,208       $   217,490          $   8,407
                                           ==========        ==========         ===========       ===========          =========


EBITDA AS DEFINED
Coco's                                     $    7,360        $   10,190         $    12,813       $    17,648          $     737
Carrows                                         5,106             6,346               7,622            10,749                (16)
                                           ----------        ----------         -----------       -----------          ---------
Total consolidated EBITDA as defined           12,466            16,536              20,435            28,397                721
Depreciation and amortization expense         (18,144)          (20,505)            (36,048)          (35,979)              (591)
Management fees to Advantica                     (985)           (1,137)             (1,929)           (2,169)               (84)
Other charges:
   Interest expense, net                       (6,285)           (7,004)            (12,764)          (13,521)              (585)
   Other, net                                     (23)               81                (156)               85                ---
Reorganization items                              ---               ---                 ---               ---             44,993
                                           ----------        ----------         -----------       -----------          ---------
Consolidated (loss) income before          $  (12,971)       $  (12,029)        $   (30,462)      $   (23,187)         $  44,454
   income taxes                            ==========        ==========         ===========       ===========          =========



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is intended to highlight significant changes in financial position as of June 30, 1999 and the results of operations for the quarter and two quarters ended June 30, 1999 as compared to the quarter ended July 1, 1998 and the twenty-five weeks ended July 1, 1998 and one week ended January 7, 1998. For purposes of providing a meaningful comparison of the Company's year-to-date operating performance, the following discussion and presentation of the results of operations for the twenty-five weeks ended July 1, 1998 and the one week ended January 7, 1998 will be combined and referred to as the two quarters ended July 1, 1998. Where appropriate, the impact of the adoption of fresh start reporting on the results of operations during this period will be separately disclosed.

The forward-looking statements included in Management's Discussion and Analysis of Financial Condition and Results of Operations, including its "Strategic Focus" and "Impact of the Year 2000" sections, which reflect management's best judgment based on factors currently known, involve risks, uncertainties, and other factors which may cause the actual performance of FRD and its subsidiaries and underlying concepts to be materially different from the performance indicated or implied by such statements. Words such as "expects," "anticipates," "believes," "projects," "intends," "plans" and "hopes," variations of such words and similar expressions are intended to identify such forward-looking statements. Factors that could cause actual performance to differ materially from the performance indicated by such statements include, among others: competitive pressures from within the restaurant industry; the level of success of the Company's operating initiatives and advertising and promotional efforts, including the initiatives and efforts specifically mentioned herein; the ability of the Company to mitigate the impact of the Year 2000 issue successfully; adverse publicity; changes in business strategy or development plans; terms and availability of capital; regional weather conditions; overall changes in the general economy, particularly at the retail level; and other factors included in the discussion below, or in the Management's Discussion and Analysis of Financial Condition and Results of Operations in, and Exhibit 99 to, the Company's Annual Report on Form 10-K for the period ended December 30, 1998.

Results of Operations

QUARTER ENDED JUNE 30, 1999 COMPARED TO QUARTER ENDED JULY 1, 1998

The table below summarizes restaurant activity for the quarter ended June 30, 1999.


                                        Ending            Units          Units           Net            Ending            Ending
                                         Units           Opened/         Sold/          Units            Units             Units
                                     March 31,1999       Acquired        Closed      Refranchised     June 30, 1999     July 1, 1998
                                     -------------       --------        ------      ------------     -------------     ------------
Coco's
    Company-owned units                   150               --             --             --               150               175
    Franchised units                       33                2             (1)            --                34                17
    Licensed units                        298                3             --             --               301               296
                                         ----             ----           ----           ----              ----              ----
                                          481                5             (1)            --               485               488
                                         ----             ----           ----           ----              ----              ----
Carrows
    Company-owned units                   122               --             (1)            (1)              120               137
    Franchised units                       26               --             --              1                27                18
                                         ----             ----           ----           ----              ----              ----
                                          148               --             (1)            --               147               155
                                         ----             ----           ----           ----              ----              ----
                                          629                5             (2)            --               632               643
                                         ====             ====           ====           ====              ====              ====




COCO'S

                                                                              Quarter Ended                               %
                                                                   June 30, 1999           July 1, 1998          Increase/(Decrease)
                                                                   -------------           ------------          -------------------
($ in millions, except average unit data)
U.S. systemwide sales                                               $      66.6             $      70.6                 (5.7)
                                                                    ===========             ===========

Net company sales                                                   $      55.8             $      64.8                (13.9)
Franchise and licensing revenue                                             1.4                     1.0                 40.0
                                                                    -----------             -----------
   Total revenue                                                           57.2                    65.8                (13.1)
                                                                    -----------             -----------
Operating expenses:
   Amortization of reorganization value in excess of amounts
        allocable to identifiable assets                                    5.2                     5.6                 (7.1)
   Other                                                                   55.2                    62.2                (11.3)
                                                                    -----------             -----------
   Total operating expenses                                                60.4                    67.8                (10.9)
                                                                    -----------             -----------
Operating loss                                                      $      (3.2)            $      (2.0)                   NM
                                                                    ===========             ===========

EBITDA as defined                                                   $       7.4             $     10.2                 (27.5)

Average unit sales:
   Company-owned                                                        370,600                370,100                   0.1
   Franchised                                                           320,900                336,800                  (4.7)

Same-store sales decrease (Company-owned)                                (4.8%)                 (0.8%)

NM = Not Meaningful


Coco's NET COMPANY SALES for the second quarter of 1999 decreased $9.0 million (13.9%) compared to the second quarter of 1998. The decrease reflects a 25-unit decrease in Company-owned restaurants and a decrease in same-store sales. FRANCHISE AND LICENSING REVENUE increased $0.4 million (40.0%), primarily attributable to a net increase of 17 franchised units and five licensed units over the prior year quarter.

Coco's OPERATING EXPENSES decreased $7.4 million (10.9%) compared to the prior year quarter, primarily resulting from the 25-unit decrease in Company-owned restaurants. The decrease in operating expenses related to fewer units is partially offset by higher labor costs due to an increase in training costs related to the installation of a new POS system and increased payroll costs driven by market conditions.

EBITDA AS DEFINED decreased $2.8 million (27.5%) compared to the prior year quarter as a result of the factors noted in the preceding paragraphs.

Coco's OPERATING INCOME decreased $1.2 million compared to the prior year quarter as a result of the factors noted above.


CARROWS
                                                                              Quarter Ended                               %
                                                                   June 30, 1999           July 1, 1998          Increase/(Decrease)
                                                                   -------------           ------------          -------------------
($ in millions, except average unit data)
U.S. systemwide sales                                               $      48.4             $      52.7                   (8.2)
                                                                    ===========             ===========

Net company sales                                                   $      41.4             $      47.8                 (13.4)
Franchise revenue                                                           0.6                     0.4                  50.0
                                                                    -----------             -----------
   Total revenue                                                           42.0                    48.2                 (12.9)
                                                                    -----------             -----------
Operating expenses:
   Amortization of reorganization value in excess
    of amounts allocable to identifiable assets                             4.5                     4.4                   2.3
   Other                                                                   41.0                    46.9                 (12.6)
                                                                    -----------             -----------
   Total operating expenses                                                45.5                    51.3                 (11.3)
                                                                    -----------             -----------
Operating loss                                                      $      (3.5)            $      (3.1)                (12.9)
                                                                    ===========             ===========

EBITDA as defined                                                   $       5.1             $       6.4                 (20.3)

Average unit sales:
   Company-owned                                                        345,300                 343,600                   0.5
   Franchised                                                           262,600                 292,200                 (10.1)

Same-store sales decrease (Company-owned)                                (4.3%)                  (1.3%)


Carrows' NET COMPANY SALES for the second quarter of 1999 decreased $6.4 million (13.4%) compared to the second quarter of 1998. The decrease reflects a 17-unit decrease in Company-owned restaurants and a decrease in same-store sales. FRANCHISE AND LICENSING REVENUE increased $0.2 million primarily attributable to a net increase of nine franchised units over the prior year quarter.

Carrows' OPERATING EXPENSES decreased $5.8 million (11.3%) compared to the prior year quarter, primarily reflecting a 17-unit decrease in Company-owned restaurants. The decrease in operating expenses related to fewer units is partially offset by higher labor costs due to an increase in training costs related to the installation of a new POS system and increased payroll costs driven by market conditions.

EBITDA AS DEFINED decreased $1.3 million (20.3%) compared to the prior year quarter as a result of the factors noted in the preceding paragraphs.

Carrows' OPERATING INCOME decreased $0.4 million compared to the prior year quarter as a result of the factors noted above.

FRD CONSOLIDATED

The Company's consolidated EBITDA AS DEFINED decreased $4.1 million (24.6%) for the second quarter of 1999 compared to the second quarter of 1998. This decrease is a result of the factors discussed in the preceding paragraphs.

CONSOLIDATED INTEREST EXPENSE, NET decreased $0.7 million (10.3%) compared to the prior year quarter. This decrease is attributable to the timing of the Company's term loan borrowings.

The BENEFIT FROM INCOME TAXES from continuing operations for the second quarter of 1999 has been computed based on management's estimate of the annual effective income tax rate applied to loss before taxes. The Company recorded an income tax benefit reflecting an effective income tax rate of approximately 6.9% for the quarter ended June 30, 1999 compared to an income tax benefit reflecting an approximate rate of 11.0% for the quarter ended July 1, 1998. The change in the effective tax rate in the second quarter of 1999 from the second quarter of 1998 is a result of the adjustment to the estimated effective rate made during fiscal year 1998 due to the recognition of certain FICA income tax credits.

The decrease in CONSOLIDATED NET INCOME of $1.4 million compared to the prior year quarter is a result of the items previously discussed.

TWO QUARTERS ENDED JUNE 30, 1999 COMPARED TO TWO QUARTERS ENDED JULY 1, 1998


COCO'S
                                                                               Two Quarters Ended                        %
                                                                        June 30, 1999         July 1, 1998       Increase/(Decrease)
                                                                        -------------         ------------       -------------------
($ in millions, except average unit data)
U.S. systemwide sales                                                    $     130.1           $    140.5               (7.4)
                                                                         ===========           ==========

Net company sales                                                        $     109.2           $    129.2              (15.5)
Franchise and licensing revenue                                                  2.9                  2.0               45.0
                                                                         -----------           ----------
   Total revenue                                                               112.1                131.2              (14.6)
                                                                         -----------           ----------
Operating expenses:
   Amortization of reorganization value in excess of amounts
       allocable to identifiable assets                                         10.5                 10.8               (2.8)
   Other                                                                       109.8                123.9              (11.4)
                                                                         -----------           ----------
   Total operating expenses                                                    120.3                134.7              (10.7)
                                                                         -----------           ----------
Operating loss                                                           $      (8.2)          $     (3.5)                NM
                                                                         ===========           ==========

EBITDA as defined                                                        $      12.8           $     18.4              (30.4)

Average unit sales:
   Company-owned                                                             728,600              735,000               (0.9)
   Franchised                                                                632,400              663,900               (4.7)

Same-store sales decrease (Company-owned)                                     (6.3%)               (0.4%)

NM = Not Meaningful



Coco's NET COMPANY SALES for the two quarters ended June 30, 1999 decreased $20.0 million (15.5%) compared to the 1998 comparable period. The decrease reflects 25 fewer Company-owned restaurants and lower same-store sales. FRANCHISE AND LICENSING REVENUE increased $0.9 million (45.0%), primarily attributable to a net increase of 17 domestic franchised units and five licensed restaurants over the prior year comparable period.

Coco's OPERATING EXPENSES decreased $14.4 million (10.7%) compared to the prior year comparable period, primarily reflecting the 25-unit decrease in Company-owned restaurants.

EBITDA AS DEFINED decreased $5.6 million (30.4%) compared to the prior year comparable period as a result of the factors noted in the preceding paragraphs.

Coco's OPERATING INCOME decreased $4.7 million compared to the prior year comparable period as a result of the factors noted above.


CARROWS
                                                                               Two Quarters Ended                        %
                                                                        June 30, 1999         July 1, 1998       Increase/(Decrease)
                                                                        -------------         ------------       -------------------
($ in millions, except average unit data)
U.S. systemwide sales                                                    $      94.8           $    102.9                (7.9)
                                                                         ===========           ==========

Net company sales                                                        $      80.9           $      93.8              (13.8)
Franchise revenue                                                                1.2                   0.8               50.0
                                                                         -----------           -----------
   Total revenue                                                                82.1                  94.6              (13.2)
                                                                         -----------           -----------
Operating expenses:
   Amortization of reorganization value in excess of amounts
      allocable to identifiable assets                                           8.9                   8.5                4.7
   Other                                                                        82.5                  92.3              (10.6)
                                                                         -----------           -----------
   Total operating expenses                                                     91.4                 100.8               (9.3)
                                                                         -----------           -----------
Operating loss                                                           $      (9.3)          $      (6.2)                NM
                                                                         ===========           ===========

EBITDA as defined                                                        $       7.6           $      10.7              (29.0)

Average unit sales:
   Company-owned                                                             673,900               671,500                0.4
   Franchised                                                                526,000               577,000               (8.8)

Same-store sales decrease (Company-owned)                                     (4.0%)                (1.3%)

NM = Not Meaningful



Carrows' NET COMPANY SALES for the two quarters ended June 30, 1999 decreased $12.9 million (13.8%) compared to the 1998 comparable period. This decrease reflects a 17-unit decrease in the number of Company-owned restaurants and a decrease in same-store sales. FRANCHISE REVENUE increased $0.4 million for the two quarters ended June 30, 1999 compared to the 1998 comparable period. This increase resulted from a net increase of nine domestic franchise units over the prior year.

Carrows' OPERATING EXPENSES decreased $9.4 million (9.3%) compared to the prior year comparable period, reflecting a 17-unit decrease in Company-owned restaurants.

EBITDA AS DEFINED decreased $3.1 million (29.0%) compared to the prior year comparable period as a result of the factors noted in the preceding paragraphs.

Carrows' OPERATING INCOME decreased $3.1 million compared to the prior year comparable period as a result of the factors noted above.

FRD CONSOLIDATED

The Company's consolidated EBITDA AS DEFINED decreased $8.7 million (30%) compared to the prior year comparable period. This decrease is a result of the factors discussed in the preceding paragraphs.

CONSOLIDATED INTEREST AND DEBT EXPENSE decreased $1.3 million (9.5%) for the two quarters ended June 30, 1999 as compared to the prior year comparable period. The decrease is attributable to the timing of the Company's term loan borrowings.

REORGANIZATION ITEMS recorded in the one week ended January 7, 1998 include the impact of the adjustment of assets and liabilities to fair value in accordance with SOP 90-7 as discussed in Note 2 to the consolidated financial statements included herein.

The PROVISION FOR (BENEFIT FROM) INCOME TAXES from continuing operations for the two quarters ended June 30, 1999 has been computed based on management's estimate of the annual effective income tax rate applied to loss before taxes. The Company recorded an income tax benefit reflecting an effective income tax rate of approximately 8.3% for the two quarters of 1999 compared to an income tax benefit reflecting an approximate rate of 5.2% for the 25 weeks ended July 1, 1998. The provision for the one week period ended January 7, 1998 of $11.4 million primarily relates to the tax effect of the revaluation of the Company's assets and liabilities in accordance with fresh start accounting. The change in the effective income tax rate from the prior year can be attributed to the recognition of certain FICA income tax credits.

The decrease in CONSOLIDATED NET INCOME of $39.0 million compared to the prior year comparable period is a result of the items previously discussed.

Liquidity and Capital Resources

In connection with the acquisition of Coco's and Carrows, the Company entered into the Old FRD Credit Facility on May 23, 1996. Because of covenant limitations under the indenture under Advantica's and FRD's various financing documents, Advantica's ability to make further investments in FRD to upgrade the Coco's and Carrows concepts was severely limited. In an effort to address this issue, during the first half of 1999, Advantica (1) designated FRD and its subsidiaries as restricted subsidiaries in accordance with the terms of Advantica Senior Notes Indenture, generally increasing Advantica's investment flexibility thereunder in its relationship with FRD and its subsidiaries, (2) obtained certain amendments to Advantica's bank credit facility to increase Advantica's investment flexibility under that facility with respect to the Coco's and Carrows operations, and (3) effective May 14, 1999, entered into the New FRD Credit Facility which consists of a $30 million term loan and a $40 million revolving credit facility and matures in May 2003 (see Note 3 to the consolidated financial statements). The New FRD Credit Facility, which is guaranteed by Advantica, refinanced the Old FRD Credit Facility and is available to fund Coco's and Carrows' capital expenditures and for general corporate purposes. Such facility is not available to Advantica and its other subsidiaries. At June 30, 1999, the Company had $30 million outstanding term loan borrowings, no outstanding working capital borrowings and letters of credit outstanding of $12.7 million.

At June 30, 1999 and December 30, 1998, the Company had working capital deficits of $50.7 million and $73.9 million, respectively. The decrease in the working capital deficit resulted from obtaining the New FRD Credit Facility on May 14, 1999 which refinanced the Old FRD Credit Facility. The $30 million term loan balance under the New Credit Facility is considered long term at June 30, 1999. The Company is able to operate with a substantial working capital deficit because: (1) restaurant operations are conducted on a cash (and cash equivalent) basis with a low level of accounts receivable, (2) rapid turnover allows a limited investment in inventories and (3) accounts payable for food, beverages, and supplies usually become due after the receipt of cash from related sales. The Company intends to continue to operate with working capital deficits.

As of June 30, 1999, the Company had cash balances of $12.7 million. The Company believes that these cash balances, the availability of funds under the New FRD Credit Facility and future operating cash flows will be sufficient to fund its major remodeling effort at Coco's (see Strategic Focus below).

Strategic Focus

The Company is undertaking a major reimaging effort at its Coco's concept. Coco's has traditionally been known for its great food, exceptional service and outstanding bakery products; however, its facilities have had no significant investment in over a decade. Three reimaged prototype units were completed during the first half of this year, providing the necessary research to move forward. The initial phase of the program will result in seven additional reimages in the San Diego market by mid-September 1999. Assuming the results from these units meet the Company's return on investment requirements, Coco's will move forward with the reimaging of an additional 17 units by year end, with a goal to complete the reimaging program by mid-2001. The Company intends to fund this reimaging effort from the New FRD Credit Facility and internally generated funds.

The Company does not intend to focus on the reimaging or remodeling of its Carrows restaurants until the Coco's reimaging program is substantially complete.

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

Advantica has a comprehensive enterprise-wide program in place (which includes the Company) to address the impact and issues associated with processing dates up to, through and beyond the year 2000. This program consists of three main areas: (a) information systems, (b) supply chain and critical third party readiness and (c) business equipment. Advantica is utilizing both internal and external resources to inventory, assess, remediate, replace and test its systems for Year 2000 compliance. To oversee the process, Advantica established a Steering Committee which is comprised of senior executives from all functional areas within Advantica and which reports regularly to the Advantica Board of Directors and Audit Committee.

Advantica performed an assessment of the impact of the Year 2000 issue and determined that a significant portion of its software applications needed to be modified or replaced so that its systems will properly utilize dates beyond December 31, 1999. For the most part, Advantica replaced existing systems and, based on current estimates, expects to spend approximately $20 million in 1999 to address its information systems issues. Relative to this amount, Advantica estimates that approximately $16 million will be used to develop or purchase new software and will be capitalized. The remaining amounts will be expensed as incurred. The related amounts capitalized or expensed by the Company are expected to be immaterial. Advantica's total Year 2000 expenditures through June 30, 1999 were approximately $9.1 million. All estimated costs have been budgeted and are expected to be funded by cash flows from operations. Currently, all information systems projects are on schedule and are fully staffed. Financial systems that are critical to the Company's operations became Year 2000 compliant by the end of June 1999. Restaurant systems are targeted to be compliant by September 1999.

The nature of its business makes the Company very dependent on critical suppliers and service providers, and the failure of such third parties to address the Year 2000 issue adequately could have a material impact on the Company's ability to conduct its business. Accordingly, Advantica has a dedicated team in place to assess the Year 2000 readiness of all third parties on which it depends. Surveys were sent to critical suppliers and service providers and each survey response was scored and assessed based on the third party's Year 2000 project plans in place and progress to date. On-site visits or follow-up phone interviews were performed for critical suppliers and service providers. For any critical supplier or service provider which did not provide Advantica with satisfactory evidence of their Year 2000 readiness, contingency plans were developed which included establishing alternative sources for the product or service provided. Advantica is also communicating with its franchise business partners regarding Year 2000 business risks. Advantica's current estimate of costs associated with the Year 2000 issue excludes the potential impact of the Year 2000 issue on third parties. There can be no guarantee that the systems of other companies on which the Company relies will be timely converted, or that a failure to convert by another company would not have a material adverse effect on the Company's operations.

Advantica has inventoried and determined the business criticality of all restaurant equipment. Based on its findings, the Company believes that the date-related issues associated with the proper functioning of such assets are insignificant and are not expected to represent a material risk to the Company or its operations. Advantica has conducted an inventory of its facilities at the Company's corporate office and has corrected certain date-deficient systems.

The Company believes, based on available information, that it will be able to manage its Year 2000 transition without any material adverse effect on its business operations. Advantica has established contingency plans addressing business critical processes for operations and other critical corporate functions. In addition, Advantica is developing a detailed Year 2000 rollover planning and communication strategy, and will freeze system changes during the fourth quarter of 1999 to reduce Year 2000 risks. However, the costs of the project and the ability of Advantica to complete the Year 2000 transition on a timely basis are based on management's best estimates, which were derived based on numerous assumptions of future events including the availability of certain resources, third party modification plans and other factors. Specific factors that could have a material adverse effect on the cost of the project and its completion date include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, unanticipated failures by critical vendors and franchisees as well as a failure by Advantica to execute its own remediation efforts. As a result, there can be no assurance that these forward looking estimates will be achieved and actual results may differ materially from those plans, resulting in material financial risk to the Company.




                           PART II - OTHER INFORMATION

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.

a.         The following are included as exhibits to this report:


EXHIBIT
  NO.      DESCRIPTION
-------    -----------

*10.1 Credit Agreement, dated May 14, 1999, among Coco's Restaurants, Inc., Carrows Restaurants, Inc., and jojo's Restaurants, Inc., as borrowers, FRD Acquisition Co. and FRD Corporation, as guarantors, the lenders named therein, Credit Lyonnias New York Branch as administrative agent, and The Chase Manhattan Bank, as documentation agent and syndication agent (incorporated by reference to Exhibit
           10.1 to Advantica's quarterly report on Form 10-Q for the period ended June 30, 1999).

  27       Financial Data Schedule
---------------------

*Certain of the exhibits to this Quarterly Report on Form 10-Q, indicated by an asterisk, are hereby incorporated by reference to other documents on file with the commission with which they are physically filed, to be a part of hereof as of their respective dates.

b. No reports on Form 8-K were filed during the quarter ended June 30, 1999.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     FRD ACQUISITION CO.



Date:  August 16, 1999               By:    /s/ Ronald B. Hutchison
                                        ------------------------------------
                                        Ronald B. Hutchison
                                        Executive Vice President
                                        (Duly authorized officer of
                                        registrant/principal financial officer)