Form 10-Q
period 1999-09-29
FRD ACQUISITION CO
filed 1999-11-15
CIK 1017916

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 29, 1999, or

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ___________ to ___________

Commission file number    333-07601


                               FRD ACQUISITION CO.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



           Delaware                                    57-1040952
-----------------------------------         ------------------------------------
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

         Yes   [X]         No   [ ]

As of November 12 , 1999, 1,000 shares of the registrant's Common Stock, $0.10 par value per share, were outstanding, all of which were owned by the registrant's parent, Advantica Restaurant Group, Inc.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

FRD Acquisition Co.
Condensed Statements of Consolidated Operations
(Unaudited)



                                                                           Quarter                    Quarter
                                                                            Ended                      Ended
                                                                     September 29, 1999          September 30, 1998
                                                                     ------------------          ------------------
(In thousands)
Revenue:
   Company restaurant sales                                             $      95,735                 $    110,831
   Franchise and licensing revenue                                              2,251                        1,482
                                                                        -------------                 ------------
      Total operating revenue                                                  97,986                      112,313
                                                                        -------------                 ------------
Cost of company restaurant sales:
   Product costs                                                               25,164                       31,308
   Payroll and benefits                                                        37,696                       41,267
   Occupancy                                                                    5,892                        6,537
   Other operating expenses                                                    12,177                       16,520
                                                                        -------------                 ------------
      Total costs of company restaurant sales                                  80,929                       95,632
Franchise restaurant costs                                                        851                          702
General and administrative expenses                                             3,801                        3,618
Management fees to Advantica                                                      974                        1,120
Allocated costs from Advantica                                                    650                          625
Amortization of reorganization value in excess of
   amounts allocable to identifiable assets                                     9,734                        9,784
Depreciation and other amortization                                             6,418                        9,075
Gains on refranchising and other, net                                            (222)                      (3,433)
                                                                        -------------                 ------------
      Total operating costs and expenses                                      103,135                      117,123
                                                                        -------------                 ------------
Operating loss                                                                 (5,149)                      (4,810)
                                                                        -------------                 ------------
Other expenses:
   Interest expense, net                                                        6,401                        6,945
   Other nonoperating (income) expenses, net                                       (7)                          41
                                                                        -------------                 ------------
      Total other expenses, net                                                 6,394                        6,986
                                                                        -------------                 ------------
Loss before taxes                                                             (11,543)                     (11,796)
Benefit from income taxes                                                      (3,461)                        (521)
                                                                        -------------                 ------------
Net loss                                                                $      (8,082)                $    (11,275)
                                                                        =============                 ============




                             See accompanying notes

FRD Acquisition Co.
Condensed Statements of Consolidated Operations
(Unaudited)


                                                                      Successor Company                         Predecessor Company
                                                       -----------------------------------------------          -------------------
                                                         Three Quarters                Thirty-Eight                  One Week
                                                              Ended                    Weeks Ended                     Ended
                                                       September 29, 1999           September 30, 1998            January 7, 1998
                                                       ------------------           ------------------            ---------------
(In thousands)
Revenue:
   Company restaurant sales                                 $  285,836                  $  325,600                     $    8,266
   Franchise and licensing revenue                               6,358                       4,203                            141
                                                            ----------                  ----------                     ----------
      Total operating revenue                                  292,194                     329,803                          8,407
                                                            ----------                  ----------                     ----------
Cost of company restaurant sales:
   Product costs                                                74,706                      87,883                          2,255
   Payroll and benefits                                        112,158                     122,397                          3,193
   Occupancy                                                    17,714                      19,279                            521
   Other operating expenses                                     39,198                      46,371                          1,331
                                                            ----------                  ----------                     ----------
      Total costs of company restaurant sales                  243,776                     275,930                          7,300
Franchise restaurant costs                                       3,014                       1,910                             47
General and administrative expenses                             11,595                      10,214                            291
Management fees to Advantica                                     2,903                       3,289                             84
Allocated costs from Advantica                                   1,950                       1,827                             48
Amortization of reorganization value in excess of
   amounts allocable to identifiable assets                     29,168                      29,144                            ---
Depreciation and other amortization                             23,032                      25,694                            591
Gains on refranchising and other, net                             (553)                     (3,644)                           ---
                                                            ----------                  ----------                     ----------
      Total operating costs and expenses                       314,885                     344,364                          8,361
                                                            ----------                  ----------                     ----------
Operating (loss) income                                        (22,691)                    (14,561)                            46
                                                            ----------                  ----------                     ----------
Other expenses:
   Interest expense, net                                        19,165                      20,466                            585
   Other nonoperating expenses (income), net                       149                         (44)                           ---
                                                            ----------                  ----------                     ----------
      Total other expenses, net                                 19,314                      20,422                            585
                                                            ----------                  ----------                     ----------
Loss before reorganization items and taxes                     (42,005)                    (34,983)                          (539)
Reorganization items                                               ---                         ---                        (44,993)
                                                            ----------                  ----------                     ----------
(Loss) income before taxes                                     (42,005)                    (34,983)                        44,454
(Benefit from) provision for income taxes                       (6,001)                     (1,737)                        11,367
                                                            ----------                  ----------                     ----------
Net (loss) income                                           $  (36,004)                 $  (33,246)                    $   33,087
                                                            ==========                  ==========                     ==========




                             See accompanying notes

FRD Acquisition Co.
Condensed Consolidated Balance Sheets
(Unaudited)


                                                                             September 29, 1999                December 30, 1998
                                                                             ------------------               ------------------
(In thousands)
Assets
Current Assets:
  Cash and cash equivalents                                                     $       4,253                      $      5,841
  Receivables                                                                           4,513                             6,343
  Inventories                                                                           2,632                             3,070
  Other                                                                                 3,383                             3,952
                                                                                -------------                      ------------
                                                                                       14,781                            19,206
                                                                                -------------                      ------------

Property and equipment                                                                160,637                           149,336
Accumulated depreciation                                                              (50,084)                          (30,184)
                                                                                -------------                      ------------
                                                                                      110,553                           119,152
                                                                                -------------                      ------------
Other Assets:
  Reorganization value in excess of amounts allocable to
     identifiable assets, net                                                         126,528                           155,852
  Other intangibles, net                                                               40,045                            41,896
  Deferred taxes                                                                       24,991                            18,744
  Other                                                                                 5,308                             3,903
                                                                                -------------                      ------------
                                                                                      196,872                           220,395
                                                                                -------------                      ------------
                                                                                $     322,206                      $    358,753
                                                                                =============                      ============


Liabilities and Shareholder's Equity
Current Liabilities:
   Current maturities of long-term debt                                         $       2,881                      $     13,530
   Accounts payable                                                                    13,326                            20,361
   Accrued salaries and vacation                                                        8,692                            10,199
   Accrued insurance                                                                    3,486                             4,408
   Accrued interest                                                                     4,683                             9,320
   Payable to Advantica                                                                21,606                            16,740
   Other                                                                               14,793                            18,532
                                                                                -------------                      ------------
                                                                                       69,467                            93,090
                                                                                -------------                      ------------
Long-Term Liabilities:
   Debt, less current maturities                                                      208,952                           182,743
   Liability for self-insured claims                                                    7,317                            10,014
   Other noncurrent liabilities                                                        14,563                            14,995
                                                                                -------------                      ------------
                                                                                      230,832                           207,752
                                                                                -------------                      ------------
                                                                                      300,299                           300,842
                                                                                -------------                      ------------
Shareholder's Equity:
   Common stock: par value $0.10; 1,000 shares authorized,
      issued and outstanding                                                              ---                               ---
   Paid-in capital                                                                     99,719                            99,719
   Deficit                                                                            (77,812)                          (41,808)
                                                                                -------------                       -----------
Total Shareholder's Equity                                                             21,907                            57,911
                                                                                -------------                       -----------
                                                                                $     322,206                       $   358,753
                                                                                =============                       ===========


                             See accompanying notes

FRD Acquisition Co.
Statements of Consolidated Cash Flows
(Unaudited)

                                                                      Successor Company                         Predecessor Company
                                                       -----------------------------------------------          -------------------
                                                         Three Quarters                Thirty-Eight                  One Week
                                                              Ended                    Weeks Ended                     Ended
                                                       September 29, 1999           September 30, 1998            January 7, 1998
                                                       ------------------           ------------------            ---------------
(In thousands)
Cash Flows From Operating Activities:
Net (loss) income                                           $  (36,004)                 $    (33,246)                $   33,087
Adjustments to reconcile (loss) income to
  cash flows from operating activities:
   Amortization of reorganization value in excess
     of amounts allocable to identifiable assets                29,168                        29,144                        ---
   Depreciation and other amortization                          23,032                        25,694                        591
   Amortization of deferred financing costs                      1,124                           989                         28
   Amortization of debt premium                                 (1,255)                       (1,123)                       ---
   Gains on refranchising and other, net                          (553)                       (3,644)                       ---
   Deferred tax (benefit) provision                             (6,247)                       (2,863)                    11,340
   Noncash reorganization items                                    ---                           ---                    (44,993)
Decrease (increase) in assets:
   Receivables                                                   1,830                           524                        252
   Inventories                                                     438                           447                        ---
   Other current assets                                         (1,001)                        1,758                      3,918
   Other assets                                                 (2,687)                        1,104                        ---
Increase (decrease) in liabilities:
   Accounts payable                                             (7,035)                        8,075                     (3,085)
   Accrued salaries and vacation                                (1,507)                       (2,844)                    (1,451)
   Payable to Advantica                                          4,867                         5,017                        132
   Other accrued liabilities                                    (7,780)                      (11,067)                     1,388
   Liability for self-insurance claims                          (2,048)                         (864)                      (253)
   Other noncurrent liabilities                                   (606)                           25                          3
                                                            ----------                  ------------                 ----------
Net cash flows (used in) provided by
   operating activities                                         (6,264)                       17,126                        957
                                                            ----------                  ------------                 ----------

Cash flows From Investing Activities:
   Purchase of property                                        (13,008)                       (6,243)                       ---
   Proceeds from lease buy-outs                                    ---                         3,650                        ---
   Proceeds from disposition of property                           613                           162                        ---
                                                            ----------                  ------------                 ----------
Net cash flows used in investing activities                    (12,395)                       (2,431)                       ---
                                                            ----------                  ------------                 ----------

Cash Flows From Financing Activities:
   Principal debt payments                                     (12,929)                      (11,217)                    (6,515)
   Borrowing on credit facilities                               30,000                           ---                        ---
                                                            ----------                  ------------                 ----------
Net cash flows provided by (used in)
   financing activities                                         17,071                       (11,217)                    (6,515)
                                                            ----------                  ------------                 ----------

Increase (decrease) in cash and cash equivalents                (1,588)                        3,478                     (5,558)
Cash and Cash Equivalents at:
   Beginning of period                                           5,841                         3,493                      9,051
                                                            ----------                  ------------                  ---------
   End of period                                            $    4,253                  $      6,971                  $   3,493
                                                            ==========                  ============                  =========

                             See accompanying notes

FRD ACQUISITION CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 29, 1999
(UNAUDITED)


Note 1.  GENERAL

FRD Acquisition Co. ("FRD" or, together with its subsidiaries, the "Company"), a wholly owned subsidiary of Advantica Restaurant Group, Inc. ("Advantica"), owns and operates the Coco's and Carrows restaurant brands.

On January 7, 1998 (the "Effective Date"), Flagstar Companies, Inc. ("FCI") and Flagstar Corporation ("Flagstar") emerged from proceedings under Chapter 11 of Title 11 of the United States Code pursuant to FCI's and Flagstar's Amended Joint Plan of Reorganization dated as of November 7, 1997 (the "Plan"). On the Effective Date, Flagstar, a wholly owned subsidiary of FCI, merged with and into FCI, the surviving corporation, and FCI changed its name to Advantica Restaurant Group, Inc. FCI's operating subsidiaries, including the Company, did not file bankruptcy petitions and were not parties to the Chapter 11 proceedings.

The consolidated financial statements of the Company included herein are unaudited and include all adjustments management believes are necessary for a fair presentation of the results of operations for such interim periods. All such adjustments are of a normal and recurring nature. The interim consolidated financial statements should be read in conjunction with the Consolidated and Combined Financial Statements and notes thereto for the year ended December 30, 1998 and the related Management's Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in the FRD Acquisition Co. 1998 Annual Report on Form 10-K. The results of operations for the three quarters ended September 29, 1999 are not necessarily indicative of the results for the entire fiscal year ending December 29, 1999.

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

Note 4.  RELATED PARTY TRANSACTIONS

Certain administrative functions are provided for the Company by Advantica. The Company is allocated a portion of these expenses based upon services received. These allocations, which are in addition to the management fees equaling one percent of revenues that are payable to Advantica under the management service agreement, are included in operating expenses and totaled $0.7 million and $2.0 million for the quarter and three quarters ended September 29, 1999, respectively. Payment of the fees to Advantica cannot occur unless certain financial targets are met as described in the Company's senior note indenture and in the New FRD Credit Facility. Advantica's method of allocating these expenses is not the only reasonable method and other reasonable methods of allocation might produce different results.

Note 5.  EARNINGS (LOSS) PER COMMON SHARE

As described in Note 1, FRD is a wholly owned subsidiary of Advantica. Accordingly, per share data is not meaningful and has been omitted for all periods.

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


                                                                                                                       Predecessor
                                                                     Successor Company                                   Company
                                      -----------------------------------------------------------------------------  ---------------
                                           Quarter              Quarter         Three Quarters       Thirty-Eight        One Week
                                            Ended                Ended               Ended           Weeks Ended          Ended
                                      September 29,1999   September 30, 1998  September 29, 1999 September 30, 1998  January 7, 1998
                                      -----------------   ------------------  ------------------ ------------------  ---------------
(In thousands)
REVENUE
Coco's                                   $    56,096          $    65,054           $   168,154       $   191,389       $   4,892
Carrows                                       41,890               47,259               124,040           138,414           3,515
                                         -----------          -----------           -----------       -----------       ---------
Total consolidated revenue               $    97,986          $   112,313           $   292,194       $   329,803       $   8,407
                                         ===========          ===========           ===========       ===========       =========


EBITDA AS DEFINED
Coco's                                   $     6,353          $    10,194           $    19,166       $    27,841       $     737
Carrows                                        5,624                4,975                13,246            15,725             (16)
                                         -----------          -----------           -----------       -----------       ---------
Total consolidated EBITDA as defined          11,977               15,169                32,412            43,566             721
Depreciation and amortization expense        (16,152)             (18,859)              (52,200)          (54,838)           (591)
Management fees to Advantica                    (974)              (1,120)               (2,903)           (3,289)            (84)
Other charges:
   Interest expense, net                      (6,401)              (6,945)              (19,165)          (20,466)           (585)
   Other, net                                      7                  (41)                 (149)               44             ---
Reorganization items                             ---                  ---                   ---               ---          44,993
                                         -----------          -----------           -----------       -----------       ---------
Consolidated (loss) income before        $   (11,543)         $   (11,796)          $   (42,005)      $   (34,983)      $  44,454
   income taxes                          ===========          ===========           ===========       ===========       =========



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is intended to highlight significant changes in financial position as of September 29, 1999 and the results of operations for the quarter and three quarters ended September 29, 1999 as compared to the quarter ended September 30, 1998 and the thirty-eight weeks ended September 30, 1998 and one week ended January 7, 1998. For purposes of providing a meaningful comparison of the Company's year-to-date operating performance, the following discussion and presentation of the results of operations for the thirty-eight weeks ended September 30, 1998 and the one week ended January 7, 1998 will be combined and referred to as the three quarters ended September 30, 1998. Where appropriate, the impact of the adoption of fresh start reporting on the results of operations during this period will be separately disclosed.

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

RESULTS OF OPERATIONS

QUARTER ENDED SEPTEMBER 29, 1999 COMPARED TO QUARTER ENDED SEPTEMBER 30, 1998

The table below summarizes restaurant activity for the quarter ended September 29, 1999.


                                     Ending          Units      Units         Net                Ending                 Ending
                                      Units         Opened/      Sold/        Units               Units                  Units
                                  June 30,1999     Acquired    Closed     Refranchised     September 29, 1999     September 30, 1998
                                  ------------     --------    ------     ------------     ------------------    -------------------
Coco's
    Company-owned units               150              --           --             --              150                    160
    Franchised units                   34              --           --             --               34                     19
    Licensed units                    301               5           (1)            --              305                    299
                                     ----            ----         ----           ----             ----                   ----
                                      485               5           (1)            --              489                    478
                                     ----            ----         ----           ----             ----                   ----
Carrows
    Company-owned units               120              --           --             --              120                    136
    Franchised units                   27               1           --             --               28                     16
                                     ----            ----         ----           ----             ----                   ----
                                      147               1           --             --              148                    152
                                     ----            ----         ----           ----             ----                   ----
                                      632               6           (1)            --              637                    630
                                     ====            ====         ====           ====             ====                   ====

COCO'S

                                                                           Quarter Ended                                  %
                                                           September 29, 1999          September 30, 1998        Increase/(Decrease)
                                                           ------------------          -------------------       -------------------
($ in millions, except average unit data)
U.S. systemwide sales                                         $     66.0                  $      70.0                   (5.7)
                                                              ==========                  ===========

Net company sales                                             $     54.5                  $      64.0                  (14.8)
Franchise and licensing revenue                                      1.6                          1.1                   45.5
                                                              ----------                  -----------
   Total revenue                                                    56.1                         65.1                  (13.8)
                                                              ----------                  -----------
Operating expenses:
   Amortization of reorganization value in excess
     of amounts allocable to identifiable assets                     5.2                          5.4                   (3.7)
   Other                                                            54.0                         60.7                  (11.0)
                                                              ----------                  -----------
   Total operating expenses                                         59.2                         66.1                  (10.4)
                                                              ----------                  -----------
Operating loss                                                $     (3.1)                 $      (1.0)                    NM
                                                              ==========                  ===========

EBITDA as defined                                             $      6.4                  $      10.2                  (37.3)
Average unit sales:
   Company-owned                                                 364,800                      369,900                   (1.4)
   Franchised                                                    336,200                      340,500                   (1.3)

Same-store sales decrease (Company-owned)                          (5.6%)                       (1.6%)

NM = Not Meaningful


Coco's NET COMPANY SALES for the third quarter of 1999 decreased $9.5 million (14.8%) compared to the third quarter of 1998. This decline reflects a decrease in same-store sales and the lower revenue due to 23 fewer Company-owned restaurants than last year (including 13 Company-owned restaurants sold on the last day of the prior year quarter). FRANCHISE AND LICENSING REVENUE increased $0.5 million (45.5%), primarily attributable to a net increase of 15 franchised units and six licensed units over the prior year quarter.

Coco's OPERATING EXPENSES decreased $6.9 million (10.4%) compared to the prior year quarter, primarily resulting from sales declines and a decrease in Company-owned restaurants. Additionally, operating expenses decreased in the current year quarter due to a $0.8 million nonrecurring reduction of an environmental accrual, which is reflected as a credit to operating expenses. Depreciation and other amortization decreased primarily as a result of a significant group of assets becoming fully depreciated in the second quarter of the current year. The decrease in operating expenses is partially offset by increased labor costs due to higher wage rates driven by market conditions. In addition, operating expenses for the prior year quarter benefitted from $3.4 million of gains related to lease buy-outs which were recorded as a reduction of operating expenses.

EBITDA AS DEFINED decreased $3.8 million (37.3%) compared to the prior year quarter as a result of the factors noted in the preceding paragraphs, excluding the decrease in depreciation and other amortization.

Coco's OPERATING INCOME decreased $2.1 million compared to the prior year quarter as a result of the factors noted above.

CARROWS

                                                                           Quarter Ended                                  %
                                                           September 29, 1999          September 30, 1998        Increase/(Decrease)
                                                           ------------------          -------------------       -------------------
($ in millions, except average unit data)
U.S. systemwide sales                                         $     48.3                  $     51.7                    (6.6)
                                                              ==========                  ==========

Net company sales                                             $     41.2                  $     46.9                   (12.2)
Franchise revenue                                                    0.7                         0.4                    75.0
                                                              ----------                  ----------
   Total revenue                                                    41.9                        47.3                   (11.4)
                                                              ----------                  ----------
Operating expenses:
   Amortization of reorganization value in excess
     of amounts allocable to identifiable assets                     4.5                         4.4                     2.3
   Other                                                            39.4                        46.7                   (15.6)
                                                              ----------                  ----------
   Total operating expenses                                         43.9                        51.1                   (14.1)
                                                              ----------                  ----------
Operating loss                                                $     (2.0)                 $     (3.8)                   47.4
                                                              ==========                  ==========

EBITDA as defined                                             $      5.6                  $      4.9                    14.3

Average unit sales:
   Company-owned                                                 343,900                     343,000                     0.3
   Franchised                                                    259,500                     274,400                    (5.4)

Same-store sales decrease (Company-owned)                          (3.7%)                      (2.1%)


Carrows' NET COMPANY SALES for the third quarter of 1999 decreased $5.7 million (12.2%) compared to the third quarter of 1998. The decrease reflects a 16-unit decrease in Company-owned restaurants and a decrease in same-store sales. FRANCHISE AND LICENSING REVENUE increased $0.3 million primarily attributable to a net increase of 12 franchised units over the prior year quarter.

Carrows' OPERATING EXPENSES decreased $7.2 million (14.1%) compared to the prior year quarter, primarily resulting from sales declines, fewer Company-owned restaurants and management's continued focus on cost controls. Additionally, operating expenses decreased in the current year quarter due to a $0.7 million nonrecurring reduction of an environmental accrual, which is reflected as a credit to operating expenses. Depreciation and other amortization decreased primarily as a result of a significant group of assets becoming fully depreciated in the second quarter of the current year. The decrease in operating expenses is partially offset by increased labor costs due to higher wage rates driven by market conditions.

EBITDA AS DEFINED increased $0.7 million (14.3%) compared to the prior year quarter as a result of the factors noted in the preceding paragraphs, excluding the decrease in depreciation and other amortization.

Carrows' OPERATING INCOME increased $1.8 million compared to the prior year quarter as a result of the factors noted above.

FRD CONSOLIDATED

The Company's consolidated EBITDA AS DEFINED decreased $3.2 million (21.0%) for the third quarter of 1999 compared to the third quarter of 1998. This decrease has been explained in the preceding paragraphs.

CONSOLIDATED INTEREST EXPENSE, NET decreased $0.5 million (7.8%) compared to the prior year quarter. This decrease is attributable to the timing of the Company's term loan borrowings.

The BENEFIT FROM INCOME TAXES from continuing operations for the third quarter of 1999 has been computed based on management's estimate of the annual effective income tax rate applied to loss before taxes. The Company recorded an income tax benefit reflecting an effective income tax rate of approximately 30.0% for the quarter ended September 29, 1999 compared to an income tax benefit reflecting an approximate rate of 4.4% for the quarter ended September 30, 1998.

The decrease in CONSOLIDATED NET LOSS of $3.2 million compared to the prior year quarter is a result of the items previously discussed.

THREE QUARTERS ENDED SEPTEMBER 29, 1999 COMPARED TO THREE QUARTERS ENDED SEPTEMBER 30, 1998

COCO'S

                                                                        Three Quarters Ended                              %
                                                           September 29, 1999          September 30, 1998        Increase/(Decrease)
                                                           ------------------          -------------------       -------------------
($ in millions, except average unit data)
U.S. systemwide sales                                         $     196.1                 $     210.4                   (6.8)
                                                              ===========                 ===========

Net company sales                                             $     163.7                 $     193.2                  (15.3)
Franchise and licensing revenue                                       4.5                         3.1                   45.2
                                                              -----------                 -----------
   Total revenue                                                    168.2                       196.3                  (14.3)
                                                              -----------                 -----------
Operating expenses:
   Amortization of reorganization value in excess
     of amounts allocable to identifiable assets                     15.7                        16.2                   (3.1)
   Other                                                            163.8                       184.6                  (11.3)
                                                              -----------                 -----------
   Total operating expenses                                         179.5                       200.8                  (10.6)
                                                              -----------                 -----------
Operating loss                                                $     (11.3)                $      (4.5)                    NM
                                                              ===========                 ===========

EBITDA as defined                                             $      19.2                 $      28.6                  (32.9)

Average unit sales:
   Company-owned                                                1,093,400                   1,115,600                   (2.0)
   Franchised                                                     968,400                   1,005,000                   (3.6)

Same-store sales decrease (Company-owned)                           (6.1%)                      (0.8%)

NM = Not Meaningful


Coco's NET COMPANY SALES for the three quarters ended September 29, 1999 decreased $29.5 million (15.3%) compared to the 1998 comparable period. The decrease reflects lower same-store sales and fewer Company-owned restaurants. FRANCHISE AND LICENSING REVENUE increased $1.4 million (45.2%), primarily attributable to a net increase of 15 domestic franchised units and six licensed restaurants over the prior year comparable period.

Coco's OPERATING EXPENSES decreased $21.3 million (10.6%) compared to the prior year comparable period, primarily reflecting the decrease in Company-owned restaurants. Additionally, depreciation and other amortization decreased primarily as a result of a significant group of assets becoming fully depreciated in the second quarter of the current year.

EBITDA AS DEFINED decreased $9.4 million (32.9%) compared to the prior year comparable period as a result of the factors noted in the preceding paragraphs, excluding the decrease in depreciation and other amortization.

Coco's OPERATING INCOME decreased $6.8 million compared to the prior year comparable period as a result of the factors noted above.

CARROWS

                                                                        Three Quarters Ended                              %
                                                           September 29, 1999          September 30, 1998        Increase/(Decrease)
                                                           ------------------          -------------------       -------------------
($ in millions, except average unit data)
U.S. systemwide sales                                         $    143.1                  $    154.5                    (7.4)
                                                              ==========                  ==========

Net company sales                                             $    122.1                  $    140.7                   (13.2)
Franchise revenue                                                    1.9                         1.2                    58.3
                                                              ----------                  ----------
   Total revenue                                                   124.0                       141.9                   (12.6)
                                                              ----------                  ----------
Operating expenses:
   Amortization of reorganization value in excess
    of amounts allocable to identifiable assets                     13.4                        12.9                     3.9
   Other                                                           122.0                       139.0                   (12.2)
                                                              ----------                  ----------
   Total operating expenses                                        135.4                       151.9                   (10.9)
                                                              ----------                  ----------
Operating loss                                                $    (11.4)                 $    (10.0)                     NM
                                                              ==========                  ==========

EBITDA as defined                                             $     13.2                  $     15.7                   (15.9)

Average unit sales:
   Company-owned                                               1,017,800                   1,024,000                    (0.6)
   Franchised                                                    785,500                     850,200                    (7.6)

Same-store sales decrease (Company-owned)                          (3.9%)                      (1.6%)

NM = Not Meaningful


Carrows' NET COMPANY SALES for the three quarters ended September 29, 1999 decreased $18.6 million (13.2%) compared to the 1998 comparable period. This decrease reflects lower same-store sales and fewer Company-owned restaurants. FRANCHISE REVENUE increased $0.7 million for the three quarters ended September 29, 1999 compared to the 1998 comparable period. This increase resulted from a net increase of 12 domestic franchise units over the prior year.

Carrows' OPERATING EXPENSES decreased $16.5 million (10.9%) compared to the prior year comparable period, reflecting a decrease in Company-owned restaurants and management's continued focus on cost controls. Additionally, depreciation and other amortization decreased primarily as a result of a significant group of assets becoming fully depreciated in the second quarter of the current year.

EBITDA AS DEFINED decreased $2.5 million (15.9%) compared to the prior year comparable period as a result of the factors noted in the preceding paragraphs, excluding the decrease in depreciation and other amortization.

Carrows' OPERATING INCOME decreased $1.4 million compared to the prior year comparable period as a result of the factors noted above.

FRD CONSOLIDATED

The Company's consolidated EBITDA AS DEFINED decreased $11.9 million (26.8%) compared to the prior year comparable period. This decrease has been explained in the preceding paragraphs.

CONSOLIDATED INTEREST AND DEBT EXPENSE decreased $1.9 million (9.0%) for the three quarters ended September 29, 1999 as compared to the prior year comparable period. The decrease is primarily attributable to the timing of the Company's term loan borrowings.

REORGANIZATION ITEMS recorded in the one week ended January 7, 1998 include the impact of the adjustment of assets and liabilities to fair value in accordance with SOP 90-7 as discussed in Note 2 to the consolidated financial statements included herein.

The PROVISION FOR (BENEFIT FROM) INCOME TAXES from continuing operations for the three quarters ended September 29, 1999 has been computed based on management's estimate of the annual effective income tax rate applied to loss before taxes. The Company recorded an income tax benefit reflecting an effective income tax rate of approximately 14.3% for the three quarters of 1999 compared to an income tax benefit reflecting an approximate rate of 5.0% for the thirty-eight weeks ended September 30, 1998. The provision for the one week period ended January 7, 1998 of $11.4 million primarily relates to the tax effect of the revaluation of the Company's assets and liabilities in accordance with fresh start accounting.

The decrease in CONSOLIDATED NET INCOME of $35.8 million compared to the prior year comparable period is a result of the items previously discussed.

LIQUIDITY AND CAPITAL RESOURCES

In connection with the acquisition of Coco's and Carrows, the Company entered into the Old FRD Credit Facility on May 23, 1996. Because of covenant limitations under the indenture under Advantica's and FRD's various financing documents, Advantica's ability to make further investments in FRD to upgrade the Coco's and Carrows concepts was severely limited. In an effort to address this issue, during the first half of 1999, Advantica (1) designated FRD and its subsidiaries as restricted subsidiaries in accordance with the terms of Advantica Senior Notes Indenture, generally increasing Advantica's investment flexibility thereunder in its relationship with FRD and its subsidiaries, (2) obtained certain amendments to Advantica's bank credit facility to increase Advantica's investment flexibility under that facility with respect to the Coco's and Carrows operations, and (3) effective May 14, 1999, entered into the New FRD Credit Facility which consists of a $30 million term loan and a $40 million revolving credit facility and matures in May 2003 (see Note 3 to the consolidated financial statements). The New FRD Credit Facility, which is guaranteed by Advantica, refinanced the Old FRD Credit Facility and is available to fund Coco's and Carrows' capital expenditures and for general corporate purposes. Such facility is not available to Advantica and its other subsidiaries. At September 29, 1999, the Company had $30 million outstanding term loan borrowings, no outstanding working capital borrowings and letters of credit outstanding of $12.7 million.

At September 29, 1999 and December 30, 1998, the Company had working capital deficits of $54.7 million and $73.9 million, respectively. The decrease in the working capital deficit resulted from obtaining the New FRD Credit Facility on May 14, 1999 which refinanced the Old FRD Credit Facility. The $30 million term loan balance under the New Credit Facility is considered long term at September 29, 1999. The Company is able to operate with a substantial working capital deficit because: (1) restaurant operations are conducted on a cash (and cash equivalent) basis with a low level of accounts receivable, (2) rapid turnover allows a limited investment in inventories and (3) accounts payable for food, beverages, and supplies usually become due after the receipt of cash from related sales. The Company intends to continue to operate with working capital deficits.

As of September 29, 1999, the Company had cash balances of $4.3 million. The Company believes that these cash balances, the availability of funds under the New FRD Credit Facility and future operating cash flows will be sufficient to fund its major remodeling effort at Coco's (see STRATEGIC FOCUS below).

STRATEGIC FOCUS

During the first three quarters of 1999, the Company completed the reimaging of 12 Coco's Cafe and Bakery restaurants in Southern California. Nine of these units were completed late in the third quarter; accordingly, it is too early to measure the returns. Coco's plans to evaluate the post-reimage performance of these restaurants through the first quarter of next year before beginning a full rollout of the program. Additionally, Coco's is developing an alternative reimage package which will be available for implementation at a lower cost in certain markets as appropriate. The Company believes that Coco's must invest capital into its older facilities to attract new customers and retain its existing customer base against constant competitive pressures.

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

Over the past two years, Advantica has had a comprehensive enterprise-wide program in place to address the impact and issues associated with processing dates up to, through and beyond the year 2000. This program consisted of three main areas: (a) information systems, (b) supply chain and critical third party readiness and (c) business equipment. An executive steering committee, comprised of senior executives from all functional areas, oversaw all Year 2000 efforts and reported to the Board of Directors regularly. Advantica utilized both internal and external resources to inventory, assess, remediate, replace and test its systems for Year 2000 compliance.

Advantica performed an assessment of the impact of the Year 2000 issue and determined that a significant portion of its software applications needed to be modified or replaced so that its systems would properly recognize dates beyond December 31, 1999. For the most part, Advantica replaced existing systems. Based on current estimates, it is anticipated that total Advantica spending in 1999 related to Year 2000 remediation efforts will be approximately $16 million. Of that amount, Advantica estimates that by year end a total of approximately $13 million expended to develop or purchase new software will have been capitalized. The related amounts capitalized or expensed by the Company are immaterial.

All Year 2000 projects addressing critical business issues are complete. Financial systems that are critical to the Company's operations became Year 2000 compliant by the end of June 1999, and restaurant systems became compliant by September 1999. Incremental testing of some lower priority systems is in process to provide further assurance of Year 2000 compliance.

The nature of its business makes Advantica very dependent on critical suppliers and service providers, and failure of such third parties to address the Year 2000 issues adequately could have a material impact on the Company's ability to conduct its business. To address these concerns, Advantica has had a dedicated team in place to assess the Year 2000 readiness of all third parties on which it depends. Surveys were sent to critical suppliers and service providers and each survey response was scored and assessed based on the third party's Year 2000 project plans in place and progress to date. On-site visits or follow-up phone interviews were performed for critical suppliers and service providers. For any critical supplier or service providers which did not provide the Company with satisfactory evidence of their Year 2000 readiness, contingency plans were developed which included establishing alternative sources for the product or service provided. Advantica also communicated with its franchise business partners regarding Year 2000 business risks. The Company's costs associated with the Year 2000 issues exclude the potential impact of the Year 2000 issue on third parties. There can be no guarantee that the systems of other companies on which the Company relies will be timely converted or that a failure to convert by another company would not have a material adverse effect on the Company's operations.

Advantica inventoried and determined the business criticality of all restaurant equipment. Based on those findings, the Company believes that the date-related issues associated with the proper functioning of such assets are insignificant and are not expected to represent a material risk to the Company's operations. Advantica conducted an inventory and assessment of its facilities at the Company's corporate offices and corrected certain date deficient systems.

The Company believes, based on available information, that it will be able to manage its Year 2000 transition without any material adverse effect on its business operations. Advantica has established contingency plans addressing business-critical processes for operations and other critical corporate functions. In addition, Advantica has developed a detailed Year 2000 rollover plan and communications strategy, and has frozen system changes until the first quarter of 2000. A team is in place to validate that systems are functioning correctly once year 2000 arrives and to quickly address issues should they arise.






                           PART II - OTHER INFORMATION


ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K.

a.           The following are included as exhibits to this report:


Exhibit
  No.        Description
-------      -----------


  27         Financial Data Schedule

---------------------

b.           No reports on Form 8-K were filed during the quarter ended
             September 29, 1999.

                                   SIGNATURES

             Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    FRD ACQUISITION CO.



Date: November 12, 1999             By:     /s/ Ronald B. Hutchison
                                         --------------------------------------
                                         Ronald B. Hutchison
                                         Executive Vice President
                                         (Duly authorized officer of
                                         registrant/principal financial officer)