Form 10-K405
period 1999-12-29
FRD ACQUISITION CO
filed 2000-03-28
CIK 1017916

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K
                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 29, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from___________ to___________

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

       Registrant's telephone number, including area code: (864) 597-8000
                                 ---------------

           Securities registered pursuant to Section 12(b) of the Act:

                                                       NAME OF EACH EXCHANGE ON
   TITLE OF EACH CLASS                                    WHICH REGISTERED
   -------------------                                    ----------------
          None                                                  None
                                 ---------------

        Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of March 15, 2000, 1,000 shares of registrant's common stock, $0.10 par value per share, were outstanding, all of which were owned by the registrant's parent, Advantica Restaurant Group, Inc.

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS (I)(1)(a) AND (b) OF FORM 10-K AND IS THEREFORE FILING THIS FORM 10-K WITH THE REDUCED DISCLOSURE FORMAT.

                                TABLE OF CONTENTS


                                                                            PAGE
                                                                            ----
PART I
Item 1.         Business                                                       1
Item 2.         Properties                                                     6
Item 3.         Legal Proceedings                                              6
Item 4.         Submission of Matters to a Vote of Security Holders            6

PART II
Item 5.         Market for Registrant's Common
                Equity and Related Stockholder Matters                         7
Item 6.         Selected Financial Data                                        7
Item 7.         Management's Discussion and Analysis of Financial
                Condition and Results of Operations                            9
Item 7A.        Quantitative and Qualitative Disclosures about Market Risk    17
Item 8.         Financial Statements and Supplementary Data                   18
Item 9.         Changes in and Disagreements with Accountants on Accounting
                and Financial Disclosure                                      18

PART III
Item 10.        Directors and Executive Officers of the Registrant            18
Item 11.        Executive Compensation                                        18
Item 12.        Security Ownership of Certain Beneficial Owners
                and Management                                                18
Item 13.        Certain Relationships and Related Transactions                18

PART  IV
Item 14.        Exhibits, Financial Statement Schedules and Reports
                on Form 8-K                                                   19

INDEX TO FINANCIAL STATEMENTS                                                F-1


SIGNATURES

FORWARD-LOOKING STATEMENTS

The forward-looking statements included in the "Business," "Legal Proceedings," "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Quantitative and Qualitative Disclosures About Market Risk" sections and in Exhibit 99.2 -- Excerpt from Advantica's February 17, 2000 press release announcing its new strategic direction, which reflect management's best judgment based on factors currently known, involve risks and uncertainties. Words such as "expects," "anticipates," "believes," "intends," "plans," and "hopes," variations of such words and similar expressions are intended to identify such forward-looking statements. Actual results could differ materially from those anticipated in these forward-looking statements as a result of a number of factors including, but not limited to, the factors discussed in such sections and those set forth in the cautionary statements contained in Exhibit
99.1 to this Form 10-K (see Exhibit 99.1 -- Safe Harbor Under the Private Securities Litigation Reform Act of 1995). Forward-looking information provided by the Company in such sections pursuant to the safe harbor established under the Private Securities Litigation Reform Act of 1995 should be evaluated in the context of these factors.

                                     PART I

ITEM 1. BUSINESS

INTRODUCTION

FRD Acquisition Co. ("FRD" or, together with its subsidiaries and including its predecessor, as applicable, the "Company") was incorporated in February 1996 as a wholly owned subsidiary of the predecessor of Advantica Restaurant Group, Inc. ("Advantica"). On May 23, 1996, FRD consummated the acquisition of all of the outstanding stock of FRI-M Corporation ("FRI-M"), the former subsidiary of Family Restaurants, Inc. ("FRI"), which owns the Coco's and Carrows chains.

The Company is one of the nation's leading operators of family-style restaurants. As of year end, the Company operated 265 restaurants owned or leased by the Company and franchised 62 restaurants, principally under the Coco's and Carrows names. Approximately 88% of the Company-owned restaurants are located in California, which management believes makes the Company one of the largest family-style restaurant operators in California, both in terms of sales volume and number of restaurants. Coco's and Carrows restaurants have been in existence for 50 and 30 years, respectively, and have developed excellent name recognition and a loyal customer base. In addition to its domestic operations, as of year end the Company was the licensor of 303 Coco's restaurants, primarily in Japan and South Korea.

On January 7, 1998 (the "Effective Date"), Advantica's predecessor, Flagstar Companies, Inc. ("FCI"), and its wholly owned subsidiary, Flagstar Corporation ("Flagstar"), emerged from proceedings under Chapter 11 of Title 11 of the United States Code (the "Bankruptcy Code") pursuant to FCI's and Flagstar's Amended Joint Plan of Reorganization dated as of November 7, 1997 (the "Plan"). On the Effective Date, Flagstar merged with and into FCI, the surviving corporation, and FCI changed its name to Advantica Restaurant Group, Inc. FCI's operating subsidiaries, including the Company, did not file bankruptcy petitions and were not parties to the Chapter 11 proceedings. As of the Effective Date, Advantica adopted fresh start reporting pursuant to the guidance provided by the American Institute of Certified Public Accountants'("AICPA") Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7"). Advantica "pushed down" the impact of fresh start reporting to its operating subsidiaries, including the Company. Further discussion of the adoption of fresh start reporting is included in "Selected Financial Data" and Note 2 to the Consolidated Financial Statements included in this Form 10-K.

On February 17, 2000, in connection with its announcement of a new strategic direction, Advantica also announced that it had retained the firm of Donaldson, Lufkin & Jenrette Securities Corporation to begin immediately exploring strategic alternatives for the Company, including its possible sale or recapitalization. See Exhibit 99.2 to this Form 10-K for an excerpt from Advantica's February 17, 2000 press release announcing its new strategic direction.

RESTAURANTS

The Company's restaurants offer an extensive menu of moderately priced breakfast, lunch and dinner items and are typically open either 18 or 24 hours a day. Both Coco's and Carrows restaurants provide casual sit-down dining experiences and emphasize consistently high quality food with an excellent price-to-value relationship and friendly, efficient service.

While the Coco's and Carrows concepts appeal to many of the same broad-based customers, they are positioned, as described below, to target distinct groups within the mid-scale family-style category. Through this positioning, the Company optimizes its ability to appeal to a larger customer base with two distinctly different brands focusing on different customer needs while achieving economies of scale for the two restaurants chains. For a breakdown of the revenues contributed by each concept (and other related segment disclosures) for the last three years, see its corresponding section of Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 16 to the accompanying Consolidated Financial Statements.

COCO'S

Coco's is a bakery restaurant chain operating primarily in California as well as Japan, South Korea and the United Arab Emirates. Coco's ranks among the top 15 chains in the family-style category based on U.S. systemwide sales and international sales. Coco's offers a variety of fresh-baked goods such as pies, muffins and cookies in addition to value-priced and innovative menu items. The chain has positioned itself at the upper end of the family-style category, and answers the needs of quality-conscious family diners by offering consistently high-quality food, great service, fair prices and a pleasant, comfortable atmosphere. At December 29, 1999, the Coco's chain consisted of 148 Company-owned, 34 domestic franchised and 303 international licensed restaurants. The initial fee for a single Coco's franchise in the United States is $35,000, and the current royalty payment rate is 4% of net sales. Initial fees and royalties for licensed restaurants are negotiated under separate licensing agreements which generally carry lower royalty rates than franchised restaurants.

The restaurants are generally open 18 hours a day. Coco's restaurants have uniform menus within the United States and serve breakfast, lunch and dinner. Lunch and dinner dayparts are Coco's strongest, comprising approximately 37.6% and 40.4% of 1999 sales, respectively. In 1999, the average guest check was $7.41, with average Company-owned unit sales of approximately $1.5 million. Coco's currently employed approximately 6,800 people at December 29, 1999.

During 1999, the Company began a reimage test and completed 14 Coco's restaurants in Southern California by the end of the year. Throughout 2000, Coco's plans to evaluate the post-reimage performance of these restaurants as well as to continue testing a lower-cost reimage prototype before beginning a full roll out of the program in 2001.

CARROWS

Carrows is a regional family-style restaurant chain operating primarily in California. Carrows consisted of 117 Company-owned units and 28 domestic franchises, and employed approximately 4,700 people at December 29, 1999. Carrows specializes in traditional American food, with an emphasis on quality, homestyle fare at an excellent value. The concept appeals strongly to families with children as well as to mature adults, a group expected to grow rapidly in the new century. Carrows restaurants have uniform menus and serve breakfast, lunch and dinner. The menu is always current, but not trendy, and is revised regularly to reflect the most appealing foods that guests demand. The restaurants are generally open 18 hours a day.

Lunch and dinner dayparts (including "late night") are Carrows' strongest, comprising approximately 32.7% and 42.3% of 1999 sales, respectively. In 1999, the average guest check was $6.81, with average Company-owned unit sales of approximately $1.4 million.

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

OPERATIONS AND MANAGEMENT

RESTAURANT MANAGEMENT AND EMPLOYEE STRUCTURE. The Company's restaurant management field structure is currently comprised of two vice presidents of operations (one for each concept), who each oversee approximately 15 to 17 district managers. Each district manager, in turn, oversees seven to ten restaurants. In the Coco's concept, the district managers report to two directors of operations who report to the vice president of operations. A general manager, associate manager and assistant manager are employed at each Coco's and Carrows restaurant to manage day-to-day operations, including customer relations, food service, cost control, restaurant maintenance, hiring and training of restaurant employees, and the implementation of all Company policies. Coco's and Carrows restaurants typically operate with a staff of 40 employees for lower volume restaurants to 70 employees for higher volume restaurants. The average restaurant employs approximately 45 to 55 employees, and a majority of the restaurant level employees work part-time.

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

QUALITY CONTROL. Coco's and Carrows have developed programs and systems that ensure the safety, quality and consistency of key ingredients, menu items and operations. The major components of these programs include a supplier/distributor quality assurance program that audits ingredients and suppliers to ensure compliance with specifications and a restaurant food safety program which is responsible for maintaining communications with regulatory agencies and proactively managing risk situations.

MENUS

COCO'S MENU STRATEGY. The Company's menu strategy for Coco's is to serve a wide variety of high quality traditional American fare combined with more contemporary selections designed to deliver distinctive visual and taste appeal. To improve sales and profits, Coco's will emphasize its high quality products such as fresh fish, freshly baked muffins and pies and other bakery products, and product promotions will provide price point options that offer guests an excellent value while maintaining margins and profitability. Based on customer research conducted in 1999, Coco's plans to roll out a new menu during the last half of 2000 which is designed to strengthen its customer base and increase guest frequency.

CARROWS' MENU STRATEGY. The Company's menu strategy for Carrows is to offer a consistent quality and variety of traditional American favorites which emphasize the brand's signature products, value pricing and portions. To continue satisfying the needs of the family-style segment customers, Carrows will supplement its current popular menu with ongoing product development. Carrows plans to focus on refining the menu items for all day parts and conducting effective product promotions designed to build guest satisfaction and frequency of visits while maintaining profitable margins.

RESEARCH AND DEVELOPMENT. Each of the Company's restaurant chains regularly evaluates its menu. New products are developed in a Company test kitchen by a classically trained corporate chef and then tested in selected restaurants to determine customer response and to ensure that consistency, quality standards and profitability are maintained. While research and development activities are important to the Company's business, amounts expended for these activities are not significant.

ADVERTISING

Media advertising is a large part of the integrated process that the Company uses to market its concepts. The Company also uses its menu strategy, interior/exterior building design, employee uniforms, style of service and specialized promotions to help differentiate itself from its competition. Media advertising for both Coco's and Carrows is primarily product oriented, featuring special entrees presented and priced to convey high value. Both concepts reinforce the idea that they are the restaurant of choice for all dining occasions (i.e., breakfast, lunch, dinner, families, seniors).

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

On January 19, 1998, the Company became subject to a distribution agreement with Proficient Food Company ("PFC") (a former subsidiary of Advantica which was sold in 1995 to Meadowbrook Meat Company, Inc. ("MBM"), and with which all of Advantica's restaurant concepts have distribution agreements). Pursuant to the agreement, PFC/MBM will continue to distribute and supply certain products to the Company for the next six years. Although there are no volume requirements, the agreement requires that named products be purchased through PFC/MBM unless they are unable to make delivery within a reasonable period.

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

TRADEMARKS AND SERVICE MARKS

The Company, either directly or through its wholly owned subsidiaries, has registered certain trademarks and service marks with the United States Patent and Trademark office and in international jurisdictions. The Company regards its trademarks and service marks as important to the identification of its restaurants and believes they are of material importance to the conduct of its business. Domestic trademark and service mark registrations are renewable at various intervals from 10 to 20 years, while international trademark and service mark registrations have various durations from 5 to 20 years. The Company generally intends to renew trademarks and service marks which come up for renewal. The Company owns or has rights to all trademarks it believes are material to its restaurant operations.

COMPETITION

The restaurant industry is highly competitive and affected by many factors. Restaurants compete on the basis of name recognition and advertising, the price, quality and perceived value of their food offerings, the quality and speed of their service, convenience and the attractiveness of their facilities. Recent economic trends have also increased competition for qualified managerial operations personnel as well as hourly employees.

Management believes the Company's principal competitive strengths include its restaurants' brand name recognition; restaurant locations; the value, variety and quality of food products served; the quality and training of its employees; and the Company's market penetration, which has resulted in economies of scale in a variety of areas, including advertising, distribution and field supervision. See Exhibit 99.1 to this Form 10-K for certain additional factors relative to the Company's competition in the restaurant industry.

ECONOMIC, MARKET AND OTHER CONDITIONS

The restaurant industry is affected by many factors, including changes in national, regional and local economic conditions affecting consumer spending, changes in socio-demographic characteristics of areas in which restaurants are located, changes in consumer tastes and preferences, increases in the number of restaurants both generally and in particular areas and unfavorable trends in regional weather conditions.

GOVERNMENT REGULATIONS

The Company and its franchisees are subject to various local, state and federal laws and regulations governing various aspects of the restaurant business, including, but not limited to, health, sanitation, environmental matters, safety, disabled persons' access to its restaurant facilities, the sale of alcoholic beverages and hiring and employment practices. The operation of the Company's franchise system is also subject to regulations enacted by a number of states and to rules promulgated by the Federal Trade Commission. The Company believes that it is in material compliance with applicable laws and regulations, but it cannot predict the effect on operations of the enactment of additional regulations in the future. The cost of compliance with government regulations has not had a material impact on the operations of the Company.

The Company is subject to federal and state laws governing matters such as minimum wages, overtime and other working conditions. At December 29, 1999, the majority of the Company's employees were paid at minimum wage. Accordingly, increases in the minimum wage or decreases in the allowable tip credit (which reduces the minimum wage paid to tipped employees in certain states) increase the Company's labor costs. This is especially true for the Company's operations in California, where there is no tip credit. The California minimum wage increased from $4.25 to $5.00 per hour on March 1, 1997 and increased to $5.75 per hour on March 1, 1998. Also, the federal minimum wage increased to $5.15 per hour on September 1, 1997, and Congress is currently considering another increase to $6.15 per hour over a multiple-year time frame. Employers must pay the higher of the federal or state minimum wage. The Company has attempted to offset increases in the minimum wage through pricing and various cost control efforts; however, there can be no assurance that the Company or its franchisees can continue to pass on such cost increases to its customers in the future.

ENVIRONMENTAL MATTERS

Federal, state and local environmental laws and regulations have not historically had a material impact on the operations of the Company; however, the Company cannot predict the effect on its operations of possible future environmental legislation or regulations.

EMPLOYEES

At December 29, 1999, the Company had approximately 11,500 employees, none of whom were covered by union contracts. Many of the Company's restaurant employees work part-time and many are paid at or slightly above minimum wage levels. The Company has experienced no significant work stoppages and believes that its relationship with its employees is satisfactory.

ITEM 2. PROPERTIES

The Company's restaurants are free standing units ranging from 4,900 to 5,900 square feet allowing them to accommodate 120 to 180 guests. The number and location of the Company's restaurants as of December 29, 1999 are presented below:


                                      COCO'S                    CARROWS
                               ------------------------  ----------------------
                                            FRANCHISED/             FRANCHISED/
STATE/COUNTRY                  OWNED         LICENSED    OWNED       LICENSED
-------------                  -----        ----------   -----      -----------
Arizona                           20              2                      5
California                       124             24       110            7
Colorado                                          2
Indiana                            2(a)
Missouri                           2
Nevada                                                      5(b)         1
New Mexico                                                               4
Oregon                                                                   8
Texas                                                       2            2
Washington                                        6                      1
Japan                                           270
South Korea                                      31
Other International                               2
                               -----          -----      ----         ----
  Total                          148            337       117           28
                               =====          =====      ====         ====

(a)  These units are jojos restaurants, which are similar in format to Coco's.
(b)  Includes one Jeremiah's restaurant, a midscale family-steak restaurant.

Of the 265 restaurants operated by the Company as of December 29, 1999, the Company owned the land and building for 5, owned the building and leased the land for 47, and leased both land and building for the remaining 213 restaurants. Most of the leases provide for the payment of a base rent or approximately 5% to 6% of gross sales, whichever is greater. In addition to the restaurants, the Company leases 18,500 square feet of office space in Irvine, California for its corporate headquarters.

Substantially all of the Company's properties and assets are pledged to secure indebtedness under the New FRD Credit Facility (as defined below). See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" and Note 9 to the Consolidated and Combined Financial Statements included herein.

ITEM 3. LEGAL PROCEEDINGS

The Company is from time to time involved in routine litigation incidental to the conduct of its business. The Company believes that no currently pending litigation to which it is a party will have a significant adverse effect on its liquidity, financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


Not applicable.

                                     PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company is a wholly owned subsidiary of Advantica. As a result, there is no established public trading market for the Company's common stock and all per share data is omitted. As of March 15, 2000, 1,000 shares of the Company's common stock were outstanding, all of which are owned by Advantica.

Dividends were not paid by the Company during 1997, 1998 or 1999. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" and Note 9 to the accompanying Consolidated Financial Statements of the Company regarding certain restrictions on the payment of dividends.

ITEM 6. SELECTED FINANCIAL DATA

Set forth below are certain selected financial data of FRD Predecessor for the fiscal year ended 1995 and the five-month period ended May 23, 1996, FRD Successor for the seven-month period ended December 26, 1996, the fiscal year ended December 31, 1997 and the one week ended January 7, 1998 and FRD Emerged Successor for the fifty-one weeks ended December 30, 1998 and the fiscal year ended December 29, 1999. Such data have generally been derived from the Consolidated and Combined Financial Statements of FRD which have been audited. The following should be read in conjunction with the Consolidated Financial Statements and Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" presented elsewhere herein. Because FRD is a wholly owned subsidiary of Advantica, per share data is not meaningful and has been omitted.

                                         FRD PREDECESSOR (a)              FRD SUCCESSOR (b)               FRD EMERGED SUCCESSOR (c)
                                     -------------------------  --------------------------------------  ---------------------------
                                                        FIVE       SEVEN                       ONE       FIFTY-ONE
                                     FISCAL YEAR       MONTHS     MONTHS         YEAR         WEEK         WEEKS       FISCAL YEAR
                                        ENDED           ENDED      ENDED        ENDED         ENDED        ENDED          ENDED
                                     DECEMBER 31,      MAY 23,  DECEMBER 26, DECEMBER 31,   JANUARY 7,  DECEMBER 30,   DECEMBER 29,
(IN MILLIONS, EXCEPT RATIOS)           1995 (d)         1996      1996 (e)      1997 (d)      1998          1998           1999
                                     -------------    --------  ------------ ------------   ----------  ------------   ------------
Operating Statement Data:
  Operating revenues (f)               $ 505.6         $195.9     $ 295.0      $ 492.5        $  8.4     $ 439.4        $ 389.8
  Operating income                        32.0            2.5        11.9         27.1             -       (19.1)         (91.6)(g)
  Net income (loss)                        4.7            1.1        (6.2)        (2.2)         33.1       (41.8)        (135.7)
  Ratio of earnings to fixed
    charges (h)                            1.7x           1.7x          -            -          61.5x          -              -
  Deficiency in the coverage of
    fixed charges by earnings before
    fixed charges (h)                        -              -         5.7          6.0             -        45.5          116.5
Balance Sheet Data (at end of
  period):
  Current assets                       $  31.7                    $  34.9       $ 28.5                   $  19.2        $  19.9
  Working capital deficit (i)           (111.0)                     (55.7)       (68.7)                    (73.9)         (61.0)
  Net property and equipment             146.0                      135.0        117.3                     119.1          111.7
  Total assets                           332.8                      388.0        371.5                     358.8          231.9
  Long-term debt, excluding current
    portion                               27.5                      218.5        195.7                     182.7          207.2
Other Data:
  EBITDA as defined (j)                                           $  33.4       $ 61.6        $  0.7     $  60.6        $  43.4
  Net cash flows provided by operating
    activities                         $  45.9          $ 5.3        21.2         17.1           1.0        23.0            8.8
  Net cash flows (used in) provided
    by investing activities              (15.9)          17.9      (130.8)        (2.9)          -           5.9          (22.0)
  Net cash flows (used in) provided
    by financing activities              (28.7)         (27.7)      122.9        (19.4)         (6.5)      (26.6)          15.7

------------------------

(a) The FRD Predecessor selected financial data for the periods indicated represent the financial position and operations of FRI-M, as a wholly owned subsidiary of FRI (or its predecessor), and certain subsidiaries of FRI-M including those restaurants that made up the Family Restaurant Division and the FRD Commissary, both of which were divisions of FRI. The Family Restaurant Division primarily consisted of the Coco's and Carrows restaurant concepts. The FRI-M selected financial data exclude the financial position and operations of FRI-MRD Corporation, a wholly owned subsidiary of the FRI-M Corporation which was not acquired by FRD.
(b) The FRD Successor selected financial data for the periods indicated represent the financial position and operations of FRD from the date of acquisition of FRI-M (May 23, 1996) to the Effective Date, when fresh start reporting was adopted (see (c) below).
(c) As discussed in more detail in Note 1 to the Consolidated Financial Statements, FCI and Flagstar emerged from bankruptcy on January 7, 1998. As described in Note 2 to the Consolidated Financial Statements, the change in ownership of Advantica effected by the resulting financial restructuring required that Advantica apply fresh start reporting effective January 7, 1998 in accordance with SOP 90-7. Advantica "pushed down" the impact of fresh start reporting to the Company. Accordingly, all financial statements subsequent to January 7, 1998 are referred to as FRD Emerged Successor financial statements, as they reflect periods subsequent to the implementation of fresh start reporting and are not comparable to the financial statements for periods prior to January 7, 1998.
(d)      Fiscal years 1995 and 1997 represent 53-week periods.
(e) The December 26, 1996 data reflects the impact of the acquisition of FRI-M by FRD, including, but not limited to, the issuance of $156.9 million of Senior Notes (as defined below), a $56.0 million term loan (under a prior credit facility as discussed below) and the impact of the application of purchase accounting.
(f) Operating revenues have been reclassified to conform to the 1999 presentation.
(g) Operating income for the year ended December 29, 1999 reflects an impairment charge of $60.5 million. For a discussion of the 1999 impairment charge, see the consolidated operating results discussion in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 7 in the accompanying Consolidated Financial Statements.
(h) For purposes of computing the ratio of earnings to fixed charges or deficiency in the coverage of fixed charges by earnings before fixed charges, fixed charges consist of interest on debt, amortization of deferred financing costs and the interest element in rental payments under operating and capital leases (estimated to be one third). Earnings consist of income from operations before income taxes, plus fixed charges.
(i) FRD historically operates with a working capital deficit because (1) restaurant operations are conducted primarily on a cash (and cash equivalent) basis with a low level of accounts receivable, (2) rapid turnover allows a limited investment in inventories and (3) cash from sales is usually received before related accounts payable for food, beverage and supplies become due. For a discussion of the decrease in the working capital deficit from December 30, 1998 to December 29, 1999, see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."
(j) "EBITDA as defined" is defined by FRD as operating income before depreciation, amortization, management fees payable to Advantica and restructuring and impairment charges. For the fiscal year 1999, an impairment charge of $60.5 million has been excluded from EBITDA as defined. For a discussion of the 1999 impairment charge, see the consolidated operating results discussion "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Results of Operations" and Note 7 in the accompanying Consolidated Financial Statements. EBITDA as defined is a key internal measure used to evaluate the amount of cash flow available for debt repayment and funding of additional investments. It is not a measure defined by generally accepted accounting principles and should not be considered as an alternative to net income or cash flow data prepared in accordance with generally accepted accounting principles. FRD's measure of EBITDA as defined may not be comparable to similarly titled measures reported by other companies; accordingly, EBITDA as defined for FRD Predecessor is not presented.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

The following discussion should be read in conjunction with "Selected Financial Data" and the Consolidated Financial Statements and other more detailed financial information appearing elsewhere herein. For purposes of providing a meaningful comparison of the Company's 1998 operating performance, the following discussion and presentation of the results of operations for the fifty-one weeks ended December 30, 1998 (FRD Emerged Successor) and the one week ended January 7, 1998 (FRD Successor) will be combined and referred to as the fiscal year ended December 30, 1998, unless otherwise noted. Where appropriate, the impact of the adoption of fresh start reporting on the results of operations during this period will be separately disclosed.

RESULTS OF OPERATIONS

1999 RESTAURANT UNIT ACTIVITY

                         ENDING                               UNITS      ENDING
                          UNITS     UNITS        UNITS        SOLD/      UNITS
                        12/30/98    OPENED    REFRANCHISED    CLOSED    12/29/99
                        --------    ------    ------------    ------    --------
Coco's
  Company-owned            150        --            --           (2)       148
  Franchised units          31         4            --           (1)        34
  Licensed units           300        11            --           (8)       303
                          ----      ----          ----         ----       ----
                           481        15            --          (11)       485
                          ----      ----          ----         ----       ----
Carrows
  Company-owned            123                      (1)          (5)       117
  Franchised units          26         1             1           --         28
                          ----      ----          ----         ----       ----
                           149         1            --           (5)       145
                          ----      ----          ----         ----       ----
                           630        16            --          (16)       630
                          ====      ====          ====         ====       ====

RESTAURANT OPERATIONS
COCO'S

                                                   FISCAL YEAR ENDED
                                 ----------------------------------------------
                                 DECEMBER 31,     DECEMBER 30,     DECEMBER 29,
                                    1997(a)           1998             1999
                                 ------------     ------------     ------------
($ in millions, except average
unit and same-store data)

U. S. systemwide sales             $  288.1         $  280.3         $  263.5
                                   ========         ========         ========
Net company sales                  $  275.8         $  255.7         $  219.5
Franchise and foreign
   licensing revenue                    4.3              4.6              5.8
                                   --------         --------         --------
   Total revenue                      280.1            260.3            225.3
                                   --------         --------         --------
Operating expenses:
   Amortization of
     reorganization value
     in excess of amounts
     allocable to
     identifiable assets                 --             22.1             20.8
   Impairment charge                     --               --             35.3
   Other                              264.4            245.0            220.7
                                   --------         --------         --------
   Total operating expenses           264.4            267.1            276.8
                                   --------         --------         --------
Operating income (loss)            $   15.7         $   (6.8)        $  (51.5)
                                   ========         ========         ========

EBITDA as defined                  $   35.0         $   37.9          $  25.3

Average annual unit
   sales (in thousands):
   Company-owned                      1,492            1,569            1,472
   Franchised                         1,728            1,356            1,310

Same-store sales
 decrease (Company-owned) (b):          0.0%            (0.7)%           (6.2)%

Operated units:
   Company-owned                        178(c)           150(c)           148(c)
   Franchised                            17               31               34
   Licensed                             298              300              303
                                   --------         --------         --------
     Total                              493              481              485
                                   ========         ========         ========

------------------
(a) Fiscal 1997 represents a 53-week period.
(b) Prior year amounts have not been restated for 1999 comparable units.
(c) Includes the Company's jojos restaurants (16 as of year end 1997 and 2 as of year ends 1998 and 1999).

1999 VS. 1998

Coco's NET COMPANY SALES for the year ended December 29, 1999 decreased $36.2 million (14.2%) compared to the prior year. The decrease reflects lower sales from a decrease in the number of Company-owned equivalent units from the prior year. In addition, lower same-store sales resulted from a decline in customer traffic partially offset by a higher guest check average. FRANCHISE AND LICENSING REVENUE increased $1.2 million (26.1%), primarily attributable to a net increase in franchised units over the prior year.

Coco's OPERATING EXPENSES increased $9.7 million (3.6%) compared to the prior year. Excluding the impact of a $35.3 million impairment charge, operating expenses decreased $25.6 million, primarily reflecting the decrease in Company-owned equivalent units and lower same-store sales.

EBITDA AS DEFINED decreased $12.6 million (33.2%) for 1999 compared to 1998. This decrease is the result of factors noted in the preceding paragraphs, excluding the impairment charge.

Coco's OPERATING INCOME for the year ended for the year ended December 29, 1999 decreased $44.7 million compared to the prior year as a result of the factors noted above.

1998 VS. 1997

Coco's NET COMPANY SALES for the year ended December 30, 1998 decreased $20.1 million (7.3%) compared to the prior year. The decrease includes a $4.8 million impact due to six fewer reporting days compared to the prior year comparable period. The remaining decrease reflects a 28-unit decrease in the number of Company-owned restaurants and a decrease in same-store sales. The decrease in same-store sales resulted primarily from a decline in customer traffic, partially offset by a higher average guest check in the first half of 1998. FRANCHISE AND LICENSING REVENUE was flat in 1998 compared to the prior year, reflecting an increase in franchise revenue offset by a decrease in licensing revenue. The increase in franchise revenue resulted from the net increase of 14 franchised units in 1998. The decline in foreign licensing revenue resulted primarily from a stronger dollar versus the yen.

The comparability of 1998 and 1997 OPERATING EXPENSES is significantly affected by the impact of the adoption of fresh start reporting as of January 7, 1998. Specifically, the amortization of reorganization value in excess of amounts allocable to identifiable assets, which is over a five-year period, totaled $22.1 million for the year ended December 30, 1998. In addition, the adjustment of property and equipment and other intangible assets to fair value resulted in an estimated increase in amortization and depreciation of $3.2 million. Excluding the estimated impact of fresh start reporting, operating expenses decreased $22.6 million (8.5%). This decrease reflects the effect of six fewer reporting days in 1998 than in the prior year, the 28-unit decrease in Company-owned restaurants and gains of $4.0 million related to lease buyouts recorded as a reduction of operating expenses in 1998.

EBITDA AS DEFINED increased $2.9 million (8.3%) for 1998 compared to 1997. This results from the factors noted in the preceding paragraphs, excluding the estimated $25.3 million increase in depreciation and amortization.

Excluding the estimated impact of the adoption of fresh start reporting, Coco's OPERATING INCOME for the year ended December 30, 1998 increased $2.8 million compared to the prior year as a result of the factors noted above.

CARROWS

                                                     FISCAL YEAR ENDED
                                          --------------------------------------
                                          DECEMBER 31, DECEMBER 30, DECEMBER 29,
                                            1997 (a)      1998         1999
                                          ------------ ------------ ------------
($ in millions, except average
unit and same-store data)
U.S. systemwide sales                       $  215.2     $  203.8     $  190.5
                                            ========     ========     ========
Net company sales                           $  211.8     $  185.5     $  162.0
Franchise revenue                                0.7          2.0          2.5
                                            --------     --------     --------
   Total revenue                               212.5        187.5        164.5
                                            --------     --------     --------
Operating expenses:
   Amortization of
      reorganization value
      in excess of amounts
      allocable to
      identifiable assets                         --         17.9         17.8
   Impairment charge                              --           --         25.2
   Other                                       201.1        181.8        161.6
                                            --------     --------     --------
    Total operating expenses                   201.1        199.7        204.6
                                            --------     --------     --------
Operating income (loss)                     $   11.4     $  (12.2)    $  (40.1)
                                            ========     ========     ========

EBITDA as defined                           $   26.6     $   23.4     $   18.1

Average annual unit
   sales (in thousands):
   Company-owned                               1,362        1,377        1,365
   Franchised                                   NM          1,131        1,052

Same-store sales
   decrease (Company-owned)(b):                 (1.7)%       (2.0)%       (3.7)%

Operated units:
   Company-owned                                 140          123          117
   Franchised                                     14           26           28
                                            --------     --------     --------
     Total                                       154          149          145
                                            ========     ========     ========

-----------------
NM = Not meaningful
(a)  Fiscal 1997 represents a 53-week period.
(b)  Prior year amounts have not been restated for 1999 comparable units.

1999 VS. 1998

Carrows' NET COMPANY SALES for the year ended December 29, 1999 decreased $23.5 million (12.7%) compared to the prior year. The decrease reflects lower sales from a decrease in the number of Company-owned equivalent units from the prior year. In addition, lower same-store sales resulted from a decline in customer traffic partially offset by a higher guest check average. FRANCHISE REVENUE increased $0.5 million (25.0%), primarily attributable to a net increase in franchised units over the prior year.

Carrows' OPERATING EXPENSES increased $4.9 million (2.5%) compared to the prior year. Excluding the impact of a $25.2 million impairment charge, operating expenses decreased $20.3 million, primarily reflecting the decrease in Company-owned equivalent units and lower same-store sales.

EBITDA AS DEFINED decreased $5.3 million (22.6%) for 1999 compared to 1998. This decrease is the result of factors noted in the preceding paragraphs, excluding the impairment charge.

Carrows' OPERATING INCOME for the year ended December 29, 1999 decreased $27.9 million compared to the prior year as a result of the factors noted above.

1998 VS. 1997

Carrows' NET COMPANY SALES for the year ended December 30, 1998 decreased $26.3 million (12.4%) compared to the prior year comparable period. The decrease reflects a $3.8 million impact due to six fewer reporting days in 1998 compared to the prior year. The remaining decrease reflects a 17-unit decrease in the number of Company-owned restaurants, 12 of which were converted to franchise units, and a decrease in same-store sales. The decrease in same-store sales resulted primarily from a decrease in customer traffic, partially offset by a higher average guest check in the first half of 1998. FRANCHISE REVENUE increased $1.3 million for the year ended December 30, 1998 compared to the prior year. This increase resulted from the addition of 12 franchised units over the prior year.

The comparability of 1998 and 1997 OPERATING EXPENSES is significantly affected by the impact of the adoption of fresh start reporting as of January 7, 1998. Specifically, the amortization of reorganization value in excess of amounts allocable to identifiable assets, which is over a five-year period, totaled $17.9 million for the year ended December 30, 1998. In addition, the adjustment of property and equipment and other intangible assets to fair value resulted in an estimated increase in amortization and depreciation of $2.2 million. Excluding the estimated impact of fresh start reporting, operating expenses decreased $21.5 million (10.7%), reflecting the effect of six fewer reporting days in 1998 than in the prior year, the 17-unit decrease in Company-owned restaurants and gains of $1.2 million related to lease buyouts recorded as a reduction of operating expenses in 1998.

EBITDA AS DEFINED decreased by $3.2 million (12.0%) for 1998 compared to 1997. This decrease is a result of the factors noted in the preceding paragraphs, excluding the estimated $20.1 million increase in depreciation and amortization.

Excluding the estimated impact of the adoption of fresh start reporting, Carrows' OPERATING INCOME for the year ended December 30, 1998 decreased $3.5 million from the prior year as a result of the factors noted above.

FRD CONSOLIDATED

1999 VS. 1998

The Company's consolidated EBITDA AS DEFINED decreased $17.9 million (29.2%) compared to the prior year. This decrease is a result of the factors discussed in the preceding paragraphs.

CONSOLIDATED INTEREST EXPENSE, NET, decreased $2.7 million (9.9%) for the year ended December 29, 1999 as compared to the prior year comparable period. This decrease is primarily due to the timing of the Company's borrowings on credit facilities.

REORGANIZATION ITEMS recorded in the one week ended January 7, 1998 include the impact of the adjustment of assets and liabilities to fair value in accordance with SOP 90-7 as discussed in Note 2 to the Consolidated Financial Statements included herein.

The PROVISION FOR INCOME TAXES from continuing operations for the fiscal year ended December 29, 1999 reflects an annual effective income tax rate applied to loss before taxes of approximately 16% for the fiscal year ended December 29, 1999 compared to an income tax benefit reflecting an approximate rate of (8%) for the fifty-one weeks ended December 30, 1998. The change in the effective rate relates to the establishment of a valuation allowance on certain assets which, based on projected future taxable income, it is more likely than not that a tax benefit will not be realized. Accordingly, the tax provision for 1999 primarily relates to the recording of this valuation. The provision for the one week period ended

January 7, 1998 of $11.4 million primarily relates to the tax effect of the revaluation of the Company's assets and liabilities in accordance with fresh start accounting.

The decrease in CONSOLIDATED NET INCOME of $126.9 million compared to the prior year is a result of the items previously discussed.

IMPAIRMENT OF REORGANIZATION VALUE

Due to the presence of certain conditions at December 29, 1999, including the market discount on certain of the Company's debt instruments and certain operating trends, the Company concluded it should perform an impairment assessment of the carrying amount of the intangible asset "Reorganization value in excess of amounts allocated to identifiable assets, net of accumulated amortization." In performing this analysis, management utilized a discounted future cash flow model and recorded an impairment charge of $60.5 million, representing the difference between estimated value of the Company resulting from the cash flow model and the value of the Company's net assets recorded at December 29, 1999 prior to recognition of impairment. The discount rate used in the cash model was an estimate of Advantica's current cost of capital. The adjusted carrying value of the intangible asset, $55.8 million, will continue to be amortized over its three-year remaining useful life.

ACCOUNTING CHANGES

Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Financial Instruments and Hedging Activities" ("SFAS 133"), was issued in June 1998. This statement establishes accounting and reporting standards for derivative financial instruments and for hedging activities. It requires that entities recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The accounting for changes in fair value of the derivative (i.e., gains and losses) depends on the intended use of the derivative and the resulting designation. In June 1999, Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133" ("SFAS 137"), was issued. In accordance with SFAS 133 and SFAS 137, SFAS 133 will be effective for the Company's first quarter of its 2001 fiscal year. The Company is in the process of evaluating the effect of adopting SFAS 133.

EXPOSURE TO CURRENCY FLUCTUATIONS

The Company is the licensor of Coco's restaurants primarily in Japan and South Korea. Royalties due to the Company are paid in foreign currency based on sales attributable to such Coco's. The receivable balance at December 29, 1999 represents primarily ten months of Coco's Japan royalties expected to be received in March 2000. Because this royalty is paid annually, the Company has potential exposure that exchange rates may fluctuate, causing an unfavorable impact on the receivable balance. At December 29, 1999, the net royalty receivable amounted to $2.1 million.

1998 VS. 1997

CONSOLIDATED INTEREST EXPENSE, NET, decreased $2.1 million (7.2%) for the year ended December 30, 1998 as compared to the prior year comparable period. This decrease is attributed to the lower effective yield on Company debt resulting from the revaluation of such debt to fair market value at January 7, 1998 in accordance with fresh start reporting and to the lower level of outstanding debt in the 1998 period.

REORGANIZATION ITEMS include professional fees and other expenditures incurred by the Company as a result of the Advantica bankruptcy and the "push down" of fresh start reporting from Advantica.

The BENEFIT FROM INCOME TAXES from continuing operations for the fifty-one weeks ended December 30, 1998 reflects an annual effective income tax benefit rate applied to loss before taxes of approximately (8%) for the fifty-one weeks ended December 30, 1998 compared to a benefit reflecting an approximate rate of (64%) for the year ended December 31, 1997. The change in the effective income tax rate relates to the completion of FRD Predecessor's 1996 calendar year income tax returns in the third quarter of 1997, at which time the deferred income tax benefits related to certain income tax loss carryforwards that had been allocated to the Company were recognized. In addition, during the third quarter of 1997 the Company recognized certain income tax credits related to employer-paid social security taxes and certain deferred income tax benefits related to the reduction in the valuation allowance originally established in the Company's opening balance sheet. The provision for the one-week period ended January 7, 1998 of $11.4 million primarily relates to the effect of the revaluation of the Company's assets and liabilities in accordance with fresh start accounting.

EBITDA AS DEFINED, decreased by $0.3 million (0.5%) in 1998 as compared to 1997. This decrease is a result of the factors previously discussed, excluding the estimated $45.4 million increase in depreciation and amortization.

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

In accordance with the adoption of fresh start reporting upon emergence from bankruptcy (see Note 2 to the Consolidated Financial Statements herein), the Company adopted both statements of position as of January 7, 1998. The adoption of SOP 98-1 at January 7, 1998 resulted in the write-off of previously capitalized direct costs of obtaining computer software associated with research and development totaling $0.4 million. Subsequent to the Effective Date, similar costs are being expensed as incurred. The adoption of SOP 98-5 at January 7, 1998 resulted in the write-off of previously capitalized preopening costs totaling $0.1 million. Subsequent to the Effective Date, preopening costs are being expensed as incurred.

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

CHANGE IN FISCAL YEAR

Effective December 27, 1996, the Company changed its fiscal year end from the last Thursday of the calendar year to the last Wednesday of the calendar year. Due to the timing of this change, the Company's 1997 fiscal year includes an extra six days.

LIQUIDITY AND CAPITAL RESOURCES

On May 14, 1999, FRD and certain of its operating subsidiaries entered into a new credit agreement with The Chase

Manhattan Bank and Credit Lyonnais New York Branch and other lenders named therein and thereby established a $70 million senior secured credit facility (the "New FRD Credit Facility") to replace a prior facility which was scheduled to mature in August 1999. The New FRD Credit Facility, which is guaranteed by Advantica, consists of a $30 million term loan and a $40 million revolving credit facility, and matures in May 2003. Borrowings under the New FRD Credit Facility are to be used for working capital requirements and other general corporate purposes. Certain letters of credit may be issued under the revolving credit facility. All borrowings under the New FRD Credit Facility accrue interest at a variable rate based on the prime rate or an adjusted Eurodollar rate (approximately 9.6% at December 29, 1999) and are secured by substantially all of the assets of FRD and its subsidiaries and by the issued and outstanding stock of FRI-M and its subsidiaries. Principal installments of the term loan will be payable as follows: $2.0 million per quarter for three consecutive quarters beginning June 30, 2001; $3.0 million per quarter for four consecutive quarters beginning March 31, 2002; and $6.0 million for two consecutive quarters beginning March 31, 2003. At December 29, 1999, FRD and its subsidiaries had $30.0 million outstanding term loan borrowings, no outstanding working capital borrowings and letters of credit outstanding of $11.1 million.

The New FRD Credit Facility and the indenture under which the 12.5% Senior Notes due 2004 (the "Senior Notes") have been issued contain a number of restrictive covenants which, among other things, limit (subject to certain exceptions) FRD and its subsidiaries with respect to the incurrence of debt, existence of liens, investments and joint ventures, the declaration or payment of dividends, the making of guarantees and other contingent obligations, mergers, the sale of assets, capital expenditures and material change in their business. In addition, the New FRD Credit Facility contains certain financial covenants including provisions for the maintenance of a minimum level of interest coverage (as defined), limitations on ratios of indebtedness (as defined) to earnings before interest, taxes, depreciation and amortization (EBITDA) and limitations on annual capital expenditures. The cash flows from FRD are required to be used to service the Company's indebtedness under the New FRD Credit Facility and the Senior Notes and, therefore, other than for the payment of certain management fees and tax reimbursements payable to Advantica under certain conditions, are currently unavailable to service the debt of Advantica and its other subsidiaries.

As of December 29, 1999, scheduled maturities of long-term debt relative to FRD for the years 2000 and thereafter are as follows (in millions):

                         YEAR:
                         -----
                         2000                        $ 2.9
                         2001                          8.8
                         2002                         14.5
                         2003                         13.9
                         2004                        157.6
                         Thereafter                    2.1

Management believes the New FRD Credit Facility, together with cash generated from operations, various cash management measures and other sources, will provide FRD with adequate liquidity to meet its working capital, debt service and capital expenditure requirements for at least the next twelve months. However, a significant downturn in the restaurant industry, the California economy or other developments adversely affecting FRD's cash flow could impair its ability to service its indebtedness.

FRD's principal capital requirements are those associated with opening new restaurants and remodeling and maintaining its existing restaurants and facilities. During 1999, total capital expenditures were approximately $22.8 million. Of the total capital expenditures, approximately $0.2 million were financed through capital leases. Capital expenditures during 2000 are expected to total approximately $12.0 million to $16.0 million; however, the Company is not committed to spending this amount and could spend less if circumstances warrant.

At December 29, 1999 and December 30, 1998, the Company had working capital deficits of $61.0 million and $73.9 million, respectively. The decrease in the deficit resulted primarily from obtaining the New FRD Credit Facility, which refinanced a prior facility scheduled to mature in August 1999. The $30 million term loan is considered long-term debt at December 29, 1999.

IMPACT OF THE YEAR 2000 ISSUE

The Company's systems infrastructure and critical applications successfully handled the transition into the Year 2000. All restaurants were fully functional and opened for business without incident on January 1, 2000. No supply chain interruptions were identified. Although no Year 2000-related problems are anticipated, the Company is monitoring all systems throughout the first quarter of 2000.

The amounts capitalized or expensed by the Company related to Year 2000 remediation efforts during 1999 were not significant. The Company does not expect to incur additional costs related to this issue during 2000.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

The Company has exposure to interest rate risk related to certain instruments entered into for other than trading purposes. Specifically, the Company has in place the New FRD Credit Facility, which consists of a $30 million term loan and a $40 million revolving credit facility. The revolving credit facility bears interest at variable rates; however, there were no amounts outstanding under this facility at December 29, 1999. Borrowings under the New FRD Credit Facility bear interest based on the prime rate or an adjusted Eurodollar rate (approximately 9.6% at December 29, 1999). The Company's other outstanding long-term debt bear fixed rates of interest. While changes in the prime rate and Eurodollar rate could affect the cost of funds borrowed in the future, existing amounts outstanding are at fixed rates; therefore, the Company believes the effect, if any, of reasonably possible near-term changes in interest rates on the Company's consolidated financial position, results of operations and cash flows would not be significant.

The Company may from time to time use interest rate swaps to manage overall borrowing costs and reduce exposure to adverse fluctuations in interest rates. The Company does not use derivative instruments for trading purposes. No interest rate derivatives were in place at December 29, 1999.

FOREIGN CURRENCY EXCHANGE RATE RISK

The Company has exposure to foreign exchange rate risk related to certain foreign currency transactions. In order to mitigate this risk, the Company from time to time has entered into foreign exchange forward contracts. The Company does not speculate on the future direction of foreign currency exchange rates nor does the Company use these derivative financial instruments for trading purposes. While changes in the foreign currency exchange rates could affect the amount of gains or losses on forward contracts, forward contracts outstanding as of December 29, 1999 are not significant; therefore, the Company believes the effect, if any, of reasonably possible near-term changes in foreign currency exchange rates on the Company's consolidated financial position, results of operations and cash flows would not be significant.

COMMODITY PRICE RISK

The Company purchases certain products such as beef, poultry, pork and coffee which are affected by commodity pricing and are, therefore, subject to price volatility caused by weather, production problems, delivery difficulties and other factors that are outside the Company's control and which are generally unpredictable. Changes in commodity prices affect the Company and its competitors generally and often simultaneously. In general, the food products purchased by the Company are purchased based upon market prices established with vendors. Although many of the items purchased are subject to changes in commodity prices, certain purchasing arrangements are structured to contain features that minimize price volatility by establishing price ceilings and/or floors. The Company uses these types of purchase arrangements to control costs as an alternative to using financial instruments to hedge commodity prices. In many cases, the Company believes it will be able to address commodity cost increases which are significant and appear to be long-term in nature by adjusting its menu pricing or changing its product delivery strategy. However, competitive circumstances could limit such actions and in those circumstances increases in commodity prices could result in lower margins for the Company. Because of the often short-term nature of commodity pricing aberrations and the ability of the Company to change menu pricing or product delivery strategies in response to commodity price increases, the Company believes that the impact of commodity price risk is not significant.

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

INFORMATION REGARDING CERTAIN INDEBTEDNESS

The following information regarding certain indebtedness of the Company does not purport to be complete and is qualified in its entirety by reference to the documents governing such indebtedness, including the definitions of certain terms therein, which have been filed as exhibits to the Company's filings with the Commission. Whenever particular provisions of such documents are referred to herein, such provisions are incorporated herein by reference and the statements are qualified in their entirety by such reference. See Note 9 to the Consolidated Financial Statements for additional information regarding the Company's indebtedness and the terms thereof (including indebtedness under the New FRD Credit Facility).

THE SENIOR NOTES

In connection with the May 23, 1996 acquisition of FRI-M, FRD issued $156.9 million principal amount of 12.5% Senior

Notes due 2004. The Senior Notes are senior unsecured, general obligations of FRD and rank senior in right of payment to all existing and future subordinated indebtedness of FRD and rank pari passu in right of payment with all existing and future unsubordinated indebtedness of FRD. The Senior Notes are effectively subordinated to secured indebtedness of FRD, including FRD's guaranty of borrowings under the New FRD Credit Facility to the extent of the value of FRD's assets securing such guaranty. Borrowings under the New FRD Credit Facility are secured by substantially all of the Company's assets. The Senior Notes are structurally subordinated to all indebtedness of FRI-M, including its indebtedness under the New FRD Credit Facility. Interest on the Senior Notes accrues at the rate of 12 1/2% per annum and is payable semi-annually in arrears on January 15 and July 15.

The Senior Notes will mature on July 15, 2004. They will be redeemable, in whole or in part, at the option of FRD at any time on or after May 23, 2001, initially at a redemption price equal to 105.0% of the principal amount thereof to and including May 22, 2002, at 102.5% of the principal amount thereof to and including May 22, 2003, and thereafter at 100% of the principal amount thereof, together in each case with accrued interest.


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

EXHIBIT
  NO.    DESCRIPTION
-------  -----------

*3.1 Certificate of Incorporation of FRD (incorporated by reference to Exhibit 3.1 to Registration Statements on Forms S-1 and S-4 dated as of September 6, 1996 (No. 333-07601) of FRD (the "FRD Form S-4")).
*3.2 Amendment to the Bylaws of FRD, dated May 24, 1996 (incorporated by reference to Exhibit 3.2.1. to FRD's annual report on Form 10-K for the period ended December 26, 1996).
*3.2.1 Amendment to the Bylaws of FRD, dated May 24, 1996 (incorporated by reference to Exhibit 3.2.1. to FRD's annual report on Form 10-K for the period ended December 26, 1996).
*4.1 Indenture dated as of May 23, 1996 between FRD and the Bank of New York, as Trustee (the "Indenture") (incorporated by reference to
         Exhibit 4.1 to the FRD Form S-4).
*10.1 Tax Sharing and Allocation Agreement dated as of May 23, 1996 among FRI and the Company (incorporated by reference to Exhibit 10.2 to the FRD Form S-4).
*10.2 Management Services Agreement dated as of May 24, 1996 between FRD and Flagstar (incorporated by reference to Exhibit 10.3 to the FRD Form S-4).
*10.3 Technical Assistance and License Agreement, dated as of April 14, 1995, between Coco's Restaurant, Inc. and Coco's Japan Co., Ltd (incorporated by reference to Exhibit 10.5 to the FRD Form S-4).
*10.4 Advantica Restaurant Group Stock Option Plan, as adopted January 28, 1998 and amended through September 28, 1998 (incorporated by reference to Exhibit 10.2 to Advantica's quarterly report on Form 10-Q for the period ended September 30, 1998 (the "Advantica 1998 Third Quarter 10-Q")).

EXHIBIT
  NO.    DESCRIPTION
-------  -----------
*10.5 Advantica Restaurant Group Officer Stock Option Plan, as adopted January 28, 1998 and amended through September 28, 1998 (incorporated by reference to Exhibit 10.3 to Advantica's 1998 Third Quarter 10-Q).
*10.6 Merger Amendment, dated March 15, 1999, to the Advantica Restaurant Group Stock Option Plan and the Advantica Restaurant Group Officer Stock Option Plan (incorporated by reference to Exhibit 10.5 to Advantica's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 ("Advantica's 1999 First Quarter Form 10-Q")).
*10.7 Advantica Stock Option Plan as amended through March 15, 1999 (incorporated by reference to Exhibit 10.5 to Advantica's 1999 First Quarter Form 10-Q).
*10.8 Credit Agreement, dated May 14, 1999, among Coco's Restaurants, Inc., Carrows Restaurants, Inc., and jojo's Restaurants, Inc., as borrowers, FRD Acquisition Co. and FRD Corporation, as guarantors, the lenders named therein, Credit Lyonnias New York Branch as administrative agent, and The Chase Manhattan Bank, as documentation agent and syndication agent (incorporated by reference to Exhibit 10.1 to Advantica's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999).
  27     Financial Data Schedule (for SEC use only).
  99.1   Safe Harbor Under the Private Securities Litigation Reform Act of 1995.
  99.2 Excerpt from Advantica's February 17, 2000 press release announcing its new strategic direction.
---------------

(b) No reports on Form 8-K were filed during the quarter ended December 29, 1999.

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO
SECTION 12 OF THE ACT.

No annual report or proxy material has been provided to the security holders of FRD.

                               FRD ACQUISITION CO.

         INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

                                                                           PAGE
                                                                           ----

Independent Auditors' Report                                                F-2
Statements of Consolidated Operations for the Fiscal Year Ended
  December 31, 1997, the One Week Ended January 7, 1998, the
  Fifty-One Weeks Ended December 30, 1998 and the Fiscal Year
  Ended December 29, 1999                                                   F-3
Consolidated Balance Sheets as of December 30, 1998 and
  December 29, 1999                                                         F-4
Statements of Consolidated Cash Flows for the Fiscal Year Ended
  December 31, 1997, the One Week Ended January 7, 1998, the Fifty-One
  Weeks Ended December 30, 1998 and the Fiscal Year Ended
  December 29, 1999                                                         F-5
Notes to Consolidated Financial Statements                                  F-7
Financial Statement Schedule: Condensed Financial Information
  of Registrant                                                             S-1

                          INDEPENDENT AUDITORS' REPORT


Board of Directors
FRD Acquisition Co.:

We have audited the accompanying consolidated balance sheets of FRD Acquisition Co. and subsidiaries (the "Company") as of December 29, 1999 and December 30, 1998 and the related statements of consolidated operations and consolidated cash flows for the fiscal year ended December 29, 1999 and the fifty-one-week period ended December 30, 1998 (Emerged Successor operations), and the one-week period ended January 7, 1998 and the year ended December 31, 1997 (Successor operations). Our audits also included the financial statement schedule listed in the Index. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the financial statements, on November 12, 1997, the Bankruptcy Court entered an order confirming the plan of reorganization of the Company's parent, Advantica Restaurant Group, Inc., which became effective after the close of business on January 7, 1998. Accordingly, the accompanying financial statements have been prepared in conformity with AICPA Statement of Position 90-7, "Financial Reporting for Entities in Reorganization Under the Bankruptcy Code," for the FRD Emerged Successor as a new entity with assets, liabilities, and a capital structure having carrying values not comparable with prior periods as described in Note 2.

In our opinion, the Emerged Successor consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 29, 1999 and December 30, 1998 and the results of its consolidated operations and consolidated cash flows for the fiscal year ended December 29, 1999 and the fifty-one-week period ended December 30, 1998 in conformity with accounting principles generally accepted in the United States of America. Further, in our opinion, the Successor consolidated financial statements present fairly, in all material respects, the results of its consolidated operations and its consolidated cash flows for the one-week period ended January 7, 1998 and the year ended December 31, 1997 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.




DELOITTE & TOUCHE LLP
Greenville, South Carolina
February 16, 2000

                              FRD ACQUISITION CO.
                     STATEMENTS OF CONSOLIDATION OPERATIONS

                                                  FRD SUCCESSOR          FRD EMERGED SUCCESSOR
                                              -----------------------   -------------------------
                                              FISCAL YEAR   ONE WEEK     FIFTY-ONE   FISCAL YEAR
                                                 ENDED        ENDED     WEEKS ENDED     ENDED
                                              DECEMBER 31, JANUARY 7,   DECEMBER 30, DECEMBER 29,
                                                  1997        1998         1998         1999
                                              ------------ ----------   ------------ ------------
(In thousands)
Revenue:
Company restaurant sales                       $ 487,593    $  8,266     $ 432,930    $ 381,474
Franchise and foreign licensing revenue            4,947         141         6,462        8,316
                                               ---------    --------     ---------    ---------
   Total operating revenue                       492,540       8,407       439,392      389,790
                                               ---------    --------     ---------    ---------
Cost of company restaurant sales:
  Product cost                                   133,732       2,255       119,467       99,917
  Payroll and benefits                           181,780       3,193       162,916      148,709
  Occupancy                                       29,177         521        25,541       22,211
  Other operating expenses                        70,344       1,331        62,030       54,187
                                               ---------    --------     ---------    ---------
   Total cost of company restaurant sales        415,033       7,300       369,954      325,024
Franchise restaurant costs                         1,452          47         2,731        3,895
General and administrative expenses               17,185         291        15,037       15,427
Management fees to Advantica                       4,925          84         4,381        3,873
Allocated costs from Advantica                     2,500          48         2,202        2,600
Amortization of reorganization value in
  excess amounts allocable to identifiable
  assets                                            --          --          40,051       38,586
Depreciation and other amortization               29,556         591        35,271       32,034
Impairment charge                                   --          --            --         60,500
Gains on refranchising and other, net             (5,197)       --         (11,157)        (528)
                                               ---------    --------     ---------    ---------
   Total operating costs and expenses            465,454       8,361       458,470      481,411
                                               ---------    --------     ---------    ---------
Operating income (loss)                           27,086          46       (19,078)     (91,621)
                                               ---------    --------     ---------    ---------
Other expenses:
  Interest expense, net                           29,597         585        26,897       24,769
  Other nonoperating expenses (income), net        2,975          --          (515)         116
                                               ---------    --------     ---------    ---------
   Total other expenses, net                      32,572         585        26,382       24,885
                                               ---------    --------     ---------    ---------
Loss before reorganization items and taxes        (5,486)       (539)      (45,460)    (116,506)
Reorganization items                                 528     (44,993)         --           --
                                               ---------    --------     ---------    ---------
(Loss) income before taxes                        (6,014)     44,454       (45,460)    (116,506)
(Benefit from) provision for income taxes         (3,836)     11,367        (3,652)      19,151
                                               ---------    --------     ---------    ---------
Net (loss) income                              $  (2,178)   $ 33,087     $ (41,808)   $(135,657)
                                               =========    ========     =========    =========

          See notes to consolidated and combined financial statements.

                              FRD ACQUISITION CO.
                     STATEMENTS OF CONSOLIDATION OPERATIONS

                                                       DECEMBER 30, DECEMBER 29,
                                                           1998        1999
                                                       ------------ ------------
(In thousands)
ASSETS
Current Assets:
  Cash and cash equivalents                             $   5,841    $   8,392
  Receivables                                               6,343        4,852
  Inventories                                               3,070        2,700
  Other                                                     3,952        3,941
                                                        ---------    ---------
                                                           19,206       19,885
                                                        ---------    ---------

Property and equipment                                    149,336      164,644
Accumulated depreciation                                  (30,184)     (52,975)
                                                        ---------    ---------
                                                          119,152      111,669
                                                        ---------    ---------
Other Assets:
  Reorganization value in excess of
   amounts allocable to identifiable
   assets, net                                            155,852       55,812
  Other intangibles, net                                   41,896       39,406
  Deferred taxes                                           18,744           --
  Other                                                     3,903        5,102
                                                        ---------    ---------
                                                          220,395      100,320
                                                        ---------    ---------
                                                        $ 358,753    $ 231,874
                                                        =========    =========
LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)
Current Liabilities:
  Current maturities of long-term debt                  $  13,530    $   2,770
  Accounts payable                                         20,361       19,293
  Accrued salaries and vacation                            10,199        7,858
  Accrued insurance                                         4,408        3,627
  Accrued interest                                          9,320        9,491
  Payable to Advantica                                     16,740       23,809
  Other                                                    18,532       14,025
                                                        ---------    ---------
                                                           93,090       80,873
                                                        ---------    ---------
Long-term Liabilities:
  Debt, less current maturities                           182,743      207,164
  Liability for insurance claims                           10,014        7,817
  Other noncurrent liabilities                             14,995       13,766
                                                        ---------    ---------
                                                          207,752      228,747
                                                        ---------    ---------
Total liabilities                                         300,842      309,620
                                                        ---------    ---------

Commitments and Contingencies

Stockholder's Equity (Deficit):
  Common stock: par value $0.10;
   1,000 shares authorized, issued
   and outstanding                                             --           --
  Paid-in capital                                          99,719       99,719
  Equity (Deficit)                                        (41,808)    (177,465)
                                                        ---------    ---------
                                                           57,911      (77,746)
                                                        ---------    ---------
                                                        $ 358,753    $ 231,874
                                                        =========    =========

          See notes to consolidated and combined financial statements.

                              FRD ACQUISITION CO.
                     STATEMENTS OF CONSOLIDATION OPERATIONS


                                       FRD SUCCESSOR              FRD EMERGED SUCCESSOR
                                ------------------------------------------------------------
                                FISCAL YEAR      ONE WEEK        FIFTY-ONE      FISCAL YEAR
                                    ENDED          ENDED        WEEKS ENDED        ENDED
                                DECEMBER 31,    JANUARY 7,      DECEMBER 30,    DECEMBER 29,
                                    1997           1998            1998            1999
                                ------------    ----------      ------------    ------------
(In thousands)
Cash Flows from Operating
  Activities:
  Net (loss) income               $  (2,178)    $  33,087        $ (41,808)      $(135,657)
  Adjustments to
    reconcile net (loss)
    income to cash flows from
    operating activities:
    Amortization of
      reorganization value in
      excess of amounts
      allocable to
      identifiable assets                --            --           40,051          38,586
    Depreciation and other
      amortization                   29,556           591           35,271          32,034
    Impairment charge                    --            --               --          60,500
    Amortization of deferred
      financing costs                 1,356            28            1,336           1,315
    Amortization of debt
      premium                            --            --           (1,497)         (1,667)
    Gain on refranchising and
      other, net                     (5,197)           --           (5,979)           (528)
    Gain on lease buyouts                --            --           (5,178)             --
    Deferred tax (benefit)
      provision                      (4,183)       11,340           (3,899)         18,744
    Noncash reorganization
      items                              --       (44,993)              --              --
Decrease (increase) in assets:
  Receivables                         1,115           252           (1,189)          1,491
  Inventories                         1,281           --               538             370
  Other current assets               (3,933)        3,918            1,551             (59)
  Other assets                       (1,952)          --               872          (2,608)
Increase (decrease) in
  liabilities:
  Accounts payable                    2,074        (3,085)           3,278          (1,069)
  Accrued salaries and
   vacation                           1,305        (1,451)          (1,170)         (2,340)
  Payable to Advantica                7,231           132            6,426           7,069
  Other accrued liabilities          (7,015)        1,388           (3,992)         (3,131)
  Liability for self-insurance
    claims                           (4,887)         (253)          (1,681)         (2,908)
  Other noncurrent liabilities        2,514             3               66          (1,321)
                                    -------         ------          ------          ------
Net cash flows provided by
  operating activities               17,087           957           22,996           8,821
                                    -------         ------          ------          ------
Cash Flows from Investing
  Activities:
  Purchase of property              (14,941)           --          (10,367)        (22,570)
  Proceeds from lease buyouts          --              --            3,806            --
  Proceeds from disposition
   of property                       12,046            --           12,515             590
                                    -------         ------          ------          ------
Net cash flows (used in)
  provided by investing
  activities                         (2,895)           --            5,954         (21,980)
                                    -------         ------          ------          ------

                                 FRD ACQUISITION CO.
               STATEMENTS OF CONSOLIDATION OPERATIONS (Continued)

                                                      FRD SUCCESSOR                FRD EMERGED SUCCESSOR
                                              ------------------------------    -------------------------------
                                              FISCAL YEAR         ONE WEEK       FIFTY-ONE         FISCAL YEAR
                                                ENDED               ENDED       WEEKS ENDED           ENDED
                                              DECEMBER 31,        JANUARY 7,     DECEMBER 30,      DECEMBER 29,
                                                 1997               1998            1998              1999
                                              ------------       -----------    -------------      ------------
(In thousands)
Cash Flows from Financing Activities:
  Principal debt payments, net                 $ (19,441)          $  (6,515)     $ (26,602)        $ (14,290)
  Term loan proceeds                                   -                   -              -            30,000
                                               ---------           ---------      ---------         ---------
Net cash flows (used in) provided by
  financing activities                           (19,441)             (6,515)       (26,602)           15,710
                                               ---------           ---------      ---------         ---------
(Decrease) increase in cash and cash
  equivalents                                     (5,249)             (5,558)         2,348             2,551
  Cash and cash equivalents at:
  Beginning of period                             14,300               9,051          3,493             5,841
                                               ---------           ---------      ---------         ---------
  End of period                                $   9,051           $   3,493      $   5,841         $   8,392
                                               =========           =========      =========         =========
Supplemental Cash Flow Information:
  Income taxes paid (refunded)                 $   1,977           $       -      $  (1,402)        $     236
                                               =========           =========      =========         =========
  Interest paid                                $  27,606           $       -      $  23,957         $  23,580
                                               =========           =========      =========         =========
  Non cash financing activities:
   Capital lease obligations                   $     694           $       -      $     569         $     226
                                               =========           =========      =========         =========

                               FRD ACQUISITION CO.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 REORGANIZATION AND BASIS OF REPORTING

FRD Acquisition Co. ("FRD" or, together with its subsidiaries, the "Company") was incorporated in February 1996 as a wholly owned subsidiary of a predecessor of Advantica Restaurant Group, Inc. ("Advantica"). On May 23, 1996, FRD consummated the acquisition of all of the outstanding stock of FRI-M Corporation ("FRI-M"), the subsidiary of Family Restaurants, Inc. ("FRI"), which owns the Coco's and Carrows chains. At December 29, 1999, the Company owned 265 full-service restaurants located primarily in six states, with approximately 88% of its restaurants located in California. Additionally, as of December 29, 1999, the Company was the licensor of 303 restaurants primarily located in Japan and South Korea and the franchisor of 62 restaurants in the United States.

On January 7, 1998 (the "Effective Date"), Advantica's predecessor, Flagstar Companies, Inc. ("FCI"), and its wholly owned subsidiary, Flagstar Corporation ("Flagstar"), emerged from proceedings under Chapter 11 of Title 11 of the United States Code (the "Bankruptcy Code") pursuant to FCI and Flagstar's Amended Joint Plan of Reorganization dated as of November 7, 1997 (the "Plan"). On the Effective Date, Flagstar merged with and into FCI, the surviving corporation, and FCI changed its name to Advantica Restaurant Group, Inc. FCI's operating subsidiaries, including the Company, did not file bankruptcy petitions and were not parties to the above mentioned Chapter 11 proceedings.

In the financial statements included herein, "FRD Successor" refers to the period of ownership of FRI-M by FRD subsequent to its acquisition on May 23, 1996. "FRD Emerged Successor" refers to the period subsequent to the emergence of Advantica from proceedings under the Bankruptcy Code and the application of fresh start reporting as described in Note 2.

NOTE 2 FRESH START REPORTING

As of the Effective Date, Advantica adopted fresh start reporting pursuant to the guidance provided by the AICPA's Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7"). Fresh start reporting assumes that a new reporting entity has been created and requires that assets and liabilities be adjusted to their fair values as of the Effective Date in conformity with the procedures specified by Accounting Principles Board Opinion No. 16, "Business Combinations." In conjunction with the revaluation of assets and liabilities, a reorganization value for Advantica was determined which generally approximated its fair value before considering debt and approximated the amount a buyer would pay for the assets of Advantica after reorganization. Under fresh start reporting, the reorganization value of Advantica was allocated to its assets. In accordance with fresh start reporting, the portion of the reorganization value which was not attributable to specific tangible or identified intangible assets of Advantica has been reported as "Reorganization value in excess of amounts allocable to identifiable assets, net of accumulated amortization" (see Note 7 regarding the 1999 impairment of the reorganization value). Advantica is amortizing such amount over a five-year amortization period. Advantica "pushed down" the impact of fresh start reporting to its operating subsidiaries, including the Company. Accordingly, all financial statements for any period subsequent to the Effective Date are referred to as "FRD Emerged Successor" financial statements, as they reflect the periods subsequent to the implementation of fresh start reporting and are not comparable to the financial statements for periods prior to the Effective Date.

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

During 1998, the Company substantially completed valuation studies performed in connection with the revaluation of its assets and liabilities in accordance with fresh start reporting.

NOTE 3 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting policies and methods of their application that significantly affect the determination of financial position, cash flows and results of operations are as follows:

CONSOLIDATED FINANCIAL STATEMENTS. Consolidated Financial Statements include the accounts of the Company and its subsidiaries. Certain prior year amounts have been reclassified to conform to the current year presentation.

CHANGE IN FISCAL YEAR. Effective December 27, 1996, the Company changed its fiscal year end from the last Thursday of the calendar year to the last Wednesday of the calendar year. Due to the timing of this change, the Company's 1997 fiscal year includes an extra six days.

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

PREOPENING COSTS. Prior to January 7, 1998, the Company capitalized certain direct incremental costs incurred in conjunction with the opening of restaurants and amortized such costs over a 12-month period from the date of opening. Subsequent to January 7, 1998, preopening costs are being expensed as incurred.

PROPERTY AND DEPRECIATION. Property was adjusted to estimated fair value as of January 7, 1998 in conjunction with the adoption of fresh start reporting. Property additions subsequent to January 7, 1998 are stated at cost. Property is depreciated on a straight-line basis over estimated useful lives (buildings principally over 20 years and furniture, fixtures and equipment over 3 to 8 years).

GOODWILL AND OTHER INTANGIBLE ASSETS. Unamortized goodwill was written off at January 7, 1998 in conjunction with the adoption of fresh start reporting as discussed in Note 2. Other intangible assets consist primarily of trademarks, trade names, franchise and other operating agreements. Other intangible assets were adjusted to fair value at January 7, 1998 and are being amortized on a straight-line basis over the useful lives of the franchise and other agreements and over 40 years for trade names. At December 30, 1998 and December 29, 1999, accumulated amortization of franchise operating rights totaled approximately $1.9 million and $3.8 million, respectively.

REORGANIZATION VALUE IN EXCESS OF AMOUNTS ALLOCABLE TO IDENTIFIABLE ASSETS. The portion of the reorganization value of the Company which was not attributable to specific tangible or identified intangible assets of the Company is being amortized using the straight-line method over a five-year period. At December 30, 1998 and December 29, 1999, accumulated amortization totaled approximately $39.7 million and $78.2 million, respectively.

ASSET IMPAIRMENT. The Company follows the provisions of Accounting Principles Board Opinion No. 17, "Intangible Assets" ("APB 17"), and Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS 121"). In accordance with APB 17 and SFAS 121, as applicable, the Company assesses impairment of long-lived assets such as reorganization value in excess of amounts allocable to identifiable assets, goodwill and property, plant and equipment whenever changes or events indicate that the carrying value may not be recoverable. In accordance with APB 17, the Company assesses impairment of the intangible assets reorganization value in excess of amounts allocable to identifiable assets and goodwill whenever the Company's market indicators (e.g., market discount on certain debt instruments) and/or operating trends have had other than a temporary adverse change. The Company applies a discounted cash flow approach to measure impairment. The discount rate used is Advantica's estimated current cost of capital. In accordance with SFAS 121, other long-lived assets are written down to fair value if, based on an analysis, the sum of the expected future undiscounted cash flows is less than the carrying amount of the assets.

DEFERRED FINANCING COSTS. Costs related to the issuance of debt are deferred and amortized as a component of interest expense using the straight-line method over the terms of the respective debt issues.

INCOME TAXES. The Company is included in the consolidated federal and certain state income tax returns of Advantica. The Company is a party to a tax-sharing agreement with Advantica that provides for the Company to pay to Advantica the amount of the current income tax liability the Company would have had if the Company had filed separate federal and state income tax returns. The Company reports its income tax expense, deferred tax assets and liabilities following this separate-return method. See Note 10 for a further description of the accounting for income taxes.

INSURANCE RESERVES. Through June 29, 1997, the Company was subject to insurance retentions/deductibles for workers' compensation, general liability, property and automobile risks which are supplemented by stop-loss type insurance policies. As of June 30, 1997, the Company changed to a guaranteed cost program to cover workers' compensation insurance. The liabilities for prior and current estimated incurred losses are discounted to their present value based on expected loss payment patterns determined by independent actuaries or experience. The total discounted insurance liabilities recorded at December 30, 1998 and December 29, 1999 were $14.1 million and $11.0 million, respectively, reflecting a 5% discount rate for 1998 and 1999. The related undiscounted amount at such dates were $15.9 million and $12.4 million, respectively.

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

Cash proceeds received from sales of Company-owned restaurants totaled $7.4 million for the fiscal year ended December 31, 1997, $16.3 million for the fifty-one weeks ended December 30, 1998 and $0.6 million for the fiscal year ended December 29, 1999. Cash proceeds for the one week ended January 7, 1998 were not significant. Deferred gains and the noncash portion of proceeds related to such transactions are not significant.

ADVERTISING. Production costs for radio and television advertising are expensed in the year in which the commercials are initially aired. Advertising expense totaled $16.3 million for the fiscal year ended December 31, 1997, $0.3 million for the one week ended January 7, 1998, $16.0 million for the fifty-one weeks ended December 30, 1998 and $13.5 million for the fiscal year ended December 29, 1999. Prepaid advertising included in the Consolidated Balance Sheets totaled $0.1 million and $0.3 million at December 30, 1998 and December 29, 1999, respectively.

CASH OVERDRAFTS. The Company has included in accounts payable on the accompanying balance sheets cash overdrafts totaling $7.7 million at December 30, 1998 and $9.8 million at December 29, 1999.

FOREIGN CURRENCY EXPOSURE. The Company is the licensor of Coco's restaurants primarily in Japan and South Korea. Royalties due to the Company are paid in foreign currency based on sales attributable to such Coco's. The receivable balance at December 29, 1999 primarily represents ten months of Coco's Japan royalties expected to be received in March 2000. Because this royalty is paid annually, the Company has potential exposure that exchange rates may fluctuate causing an unfavorable impact on the receivable balance. At December 30, 1998 and December 29, 1999, the net royalty receivable amounted to $2.4 million and $2.1 million, respectively.

NEW ACCOUNTING STANDARDS. Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Financial Instruments and Hedging Activities" ("SFAS 133"), was issued in June 1998. This statement establishes accounting and reporting standards for derivative financial instruments and for hedging activities. It requires that entities recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The accounting for changes in fair value of the derivative (i.e., gains and losses) depends on the intended use of the derivative and the resulting designation. In June 1999, Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133" ("SFAS 137"), was issued. In accordance with SFAS 133 and SFAS 137, SFAS 133 will be effective for the Company's first fiscal quarter of its 2001 fiscal year. The Company is in the process of evaluating the effect of adopting SFAS 133.

NOTE 4 RECEIVABLES

A summary of receivables follows (in thousands):

                                       DECEMBER 30,           DECEMBER 29,
                                           1998                   1999
                                       ------------           ------------
License and franchise fees and
  related receivables                     $2,316                 $2,781
Trade, principally credit cards              570                    749
Notes receivable                           1,075                    451
Other                                      2,522                  1,011
Allowance for doubtful accounts             (140)                  (140)
                                          ------                 ------
                                          $6,343                 $4,852
                                          ======                 ======

NOTE 5 OTHER CURRENT ASSETS

A summary of other current assets follows (in thousands):

                                       DECEMBER 30,           DECEMBER 29,
                                           1998                   1999
                                       ------------           ------------
         Prepaid rent                     $1,821                $1,874
         Prepaid other                     2,131                 2,067
                                          ------                ------
                                          $3,952                $3,941
                                          ======                ======

NOTE 6 PROPERTY AND EQUIPMENT

A summary of property and equipment follows (in thousands):

                                          DECEMBER 30,        DECEMBER 29,
                                              1998                1999
                                          ------------        ------------
Land                                       $   2,383           $   2,383
Buildings and improvements                   103,763             113,234
Furniture, fixtures and equipment             41,461              45,613
Projects under construction                    1,729               3,414
                                           ---------           ---------
                                             149,336             164,644
Less accumulated depreciation
   and amortization                          (30,184)            (52,975)
                                           ---------           ---------
                                           $ 119,152           $ 111,669
                                           =========           =========

Property under capitalized leases in the amount of $26.6 million and $26.3 million at December 30, 1998 and December 29, 1999, respectively, is included in buildings and improvements. Accumulated amortization of property under capital leases amounted to $6.8 million and $11.6 million at December 30, 1998 and December 29, 1999, respectively. Capital leases primarily relate to buildings on certain restaurants properties. The land portions of these leases are accounted for as operating leases.

Substantially all of the capitalized and operating leases initially had original terms of 20-25 years, and a majority of these leases expire by the year 2005. Many leases have renewal options. The leases generally provide for payment of minimum annual rent, real estate taxes, insurance and maintenance and, in most cases, contingent rent, calculated as a percentage of sales, in excess of minimum rent. Total rental expense included in the determination of net income, including contingent rents for operating and capitalized leases, is as follows (in thousands):

                    FISCAL YEAR        ONE WEEK       FIFTY-ONE     FISCAL YEAR
                        ENDED            ENDED       WEEKS ENDED       ENDED
                    DECEMBER 31,      JANUARY 7,    DECEMBER 30,    DECEMBER 29,
                        1997             1998           1998           1999
                    ------------      ----------    ------------    ------------
Minimum rent           $23,536           $ 450         $22,686         $19,996
Contingent rent          3,975              71           3,600           2,915
Sublease rent              (93)             --          (1,046)           (700)
                       -------           -----        --------         -------
                       $27,418           $ 521        $ 25,240         $22,211
                       =======           =====        ========         =======

At December 29, 1999, the present value of capitalized lease obligations and the future minimum lease payments on noncancelable operating leases were (in thousands):

                                   CAPITAL LEASES            OPERATING LEASES
                               ------------------------    ---------------------
                                MINIMUM        MINIMUM     MINIMUM      MINIMUM
                                 LEASE         SUBLEASE     LEASE       SUBLEASE
DUE IN:                        PAYMENTS        RECEIPTS    PAYMENTS     RECEIPTS
-------                        --------        --------    --------     --------
2000                            $ 4,346        $ 1,551     $ 17,574     $ 1,332
2001                              3,869          1,378       16,416       1,199
2002                              3,282          1,066       14,767       1,108
2003                              2,425            769       13,340         925
2004                              1,114            597       11,313         694
Subsequent years                  3,169          1,958       62,682       2,457
                               --------       --------     --------    --------
      Total                      18,205        $ 7,319     $136,092     $ 7,715
Less imputed interest             5,340       ========     ========    ========
Present value of capital
  lease obligation             --------
                               $ 12,865
                               ========

Payments for certain FRD operating leases are being made by FRI in accordance with the provisions of the stock purchase agreement signed at the date of acquisition. As such, these payments have been excluded from the amount of minimum lease payments and minimum sublease receipts reported above.

NOTE 7  IMPAIRMENT OF REORGANIZATION VALUE

Due to the presence of certain conditions at December 29, 1999, including the market discount on certain of the Company's debt instruments and certain operating trends, the Company concluded it should perform an impairment assessment of the carrying amount of the intangible asset "Reorganization value in excess of amounts allocated to identifiable assets, net of accumulated amortization." In performing this analysis, management utilized a discounted future cash flow model and recorded an impairment charge of $60.5 million representing the difference between the estimated value of the Company resulting from the cash flow model and the value of the Company's net assets recorded at December 29, 1999 prior to recognition of impairment. The adjusted carrying value of the intangible asset, $55.8 million, will continue to be amortized over its three-year remaining useful life.

NOTE 8 OTHER ASSETS

A summary of other assets follows (in thousands):

                                             DECEMBER 30,           DECEMBER 29,
                                                1998                   1999
                                             ------------           ------------
        Debt issuance costs, net                $1,658                 $2,782
        Other                                    2,245                  2,320
                                                 -----                  -----
                                                $3,903                 $5,102
                                                ======                 ======

NOTE 9 DEBT

Long-term debt, including capitalized lease obligations, is comprised of the following (in thousands):

                                               DECEMBER 30,  DECEMBER 29,
                                                   1998          1999
                                               ------------  ------------
12.5% Senior Notes due July 15, 2004,
    interest payable semi-annually              $ 156,897     $ 156,897
Term loan, principal payable
quarterly                                          10,411        30,000
Capitalized lease obligations                      17,126        12,865
                                                ---------     ---------
                                                  184,434       199,762
Premium, net (see Note 2):
    12.5% Senior notes, effective rate 10.95%      11,839        10,172
                                                ---------     ---------
Total                                             196,273       209,934
Less current maturities                           (13,530)       (2,770)
                                                ---------     ---------
Total long-term debt                            $ 182,743     $ 207,164
                                                =========     =========

In connection with the May 23, 1996 acquisition of FRI-M, FRD issued $156.9 million aggregate principal amount of 12.5% Senior Notes due 2004 (the "Senior Notes"). The Senior Notes mature on July 15, 2004.

On May 14, 1999, FRD and certain of its operating subsidiaries entered into a new credit agreement with The Chase Manhattan Bank and Credit Lyonnais New York Branch and other lenders named therein and thereby established a $70 million senior secured credit facility (the "New FRD Credit Facility") to replace a prior facility which was scheduled to mature in August 1999. The New FRD Credit Facility, which is guaranteed by Advantica, consists of a $30 million term loan and a $40 million revolving credit facility, and matures in May 2003. Borrowings under the New FRD Credit Facility are to be used for working capital requirements and other general corporate purposes. Certain letters of credit may be issued under the revolving credit facility. All borrowings under the New FRD Credit Facility accrue interest at a variable rate based on the prime rate or an adjusted Eurodollar rate (approximately 9.6% at December 29, 1999) and are secured by substantially all of the assets of FRD and its subsidiaries and by the issued and outstanding stock of FRI-M and its subsidiaries. Principal installments of the term loan will be payable as follows: $2.0 million per quarter for three consecutive quarters beginning June 30, 2001; $3.0 million per quarter for four consecutive quarters beginning March 31, 2002; and $6.0 million for two consecutive quarters beginning March 31, 2003. At December 29, 1999, FRD and its subsidiaries had $30.0 million outstanding term loan borrowings, no outstanding working capital borrowings and letters of credit outstanding of $11.1 million.

The New FRD Credit Facility and the indenture under which the Senior Notes have been issued contain a number of restrictive covenants which, among other things, limit (subject to certain exceptions) FRD and its subsidiaries with respect to the incurrence of debt, existence of liens, investments and joint ventures, the declaration or payment of dividends, the making of guarantees and other contingent obligations, mergers, the sale of assets, capital expenditures and material change in their business. In addition, the New FRD Credit Facility contains certain financial covenants including provisions for the maintenance of a minimum level of interest coverage (as defined), limitations on ratios of indebtedness (as defined) to earnings before interest, taxes, depreciation and amortization (EBITDA) and limitations on annual capital expenditures. The cash flows from FRD are required to be used to service the Company's indebtedness under the New FRD Credit Facility and the Senior Notes and, therefore, other than for the payment of certain management fees and tax reimbursements payable to Advantica under certain conditions, FRD's cash flows are currently unavailable to service the debt of Advantica and its other subsidiaries.

FRD and its subsidiaries were in compliance with the terms of the New FRD Credit Facility at December 29, 1999. Under the most restrictive provision of the FRD Credit Facility (the Total debt/EBITDA ratio), at December 29, 1999, FRD's total debt could be approximately $3.6 million more and FRD would still be in compliance.

Aggregate annual maturities of long-term debt at December 29, 1999 during the next five years and thereafter are as follows (in thousands):

               YEAR:
               -----
               2000                                      $   2,894
               2001                                          8,769
               2002                                         14,481
               2003                                         13,862
               2004                                        157,641
               Thereafter                                    2,115
                                                         ---------
                                                         $ 199,762
                                                         =========

The estimated fair value of the Company's long-term debt (excluding capital lease obligations) is $124.1 million at December 29, 1999. Such amount is based on market quotations for the same or similar debt issues.

NOTE 10 INCOME TAXES

A summary of the provision for (benefit from) income taxes is as follows (in thousands):

                              FISCAL YEAR  ONE WEEK     FIFTY-ONE   FISCAL YEAR
                                 ENDED       ENDED     WEEKS ENDED     ENDED
                              DECEMBER 31, JANUARY 7,  DECEMBER 30, DECEMBER 29,
                                  1997        1998        1998         1999
                              ------------ ----------  ------------ ------------
Current:
   Federal                     $   (140)    $   --       $     19     $     77
   State, foreign and other         487           27          228          330
                               --------     --------     --------     --------
                                    347           27          247          407
                               --------     --------     --------     --------
Deferred:
   Federal                       (4,144)       9,072       (3,602)      16,291
   State, foreign and other         (39)       2,268         (297)       2,453
                               --------     --------     --------     --------
                                 (4,183)      11,340       (3,899)      18,744
                               --------     --------     --------     --------
      Total provision for
       (benefit from)
       income taxes            $ (3,836)    $ 11,367     $ (3,652)    $ 19,151
                               ========     ========     ========     ========

The Company joins with Advantica in the filing of consolidated federal and certain consolidated state income tax returns. The Company is a party to a tax-sharing agreement with Advantica that provides for the Company to pay to Advantica the amount of the current income tax liability the Company would have had if the Company had filed separate federal and state income tax returns. The Company reports its income tax expense, deferred tax assets and liabilities following this separate-return method. Some of the Company's deferred tax assets, such as capital loss and net operating loss carryforwards, have been partially utilized by Advantica in the consolidated income tax return. Under the tax-sharing agreement, the Company can use the full amount of these deferred tax assets to offset the Company's future income tax payments to Advantica to the same extent the Company would have utilized the deferred tax assets on a separate return.

The following represents the approximate tax effect of each significant type of temporary difference and carryforward giving rise to deferred income tax assets or liabilities as of December 30, 1998 and December 29, 1999:

                                                       DECEMBER 30, DECEMBER 29,
                                                           1998        1999
                                                       ------------ ------------
(In thousands)
Deferred tax assets:
    Self-insurance reserves                               $  5,815    $  4,394
    Debt premium                                             4,666       4,069
    Lease reserve                                            4,387       3,403
    Other accruals and reserves                              4,931       4,831
    General business credit carryforwards                    6,405       8,769
    Capital loss carryforwards                               6,826       7,044
    Net operating loss carryforwards                        15,053      18,631
    Alternative minimum tax credit carryforwards                70          56
Less: valuation allowance                                  (11,353)    (38,569)
                                                          --------    --------
Total deferred tax assets                                   36,800      12,628
                                                          --------    --------
Deferred tax liabilities:
    Capitalized leases                                        (873)     (1,698)
    Fixed assets                                            (9,295)     (3,028)
    Intangible assets                                       (7,888)     (7,902)
                                                          --------    --------
Total deferred tax liabilities                             (18,056)    (12,628)
                                                          --------    --------
Total net deferred tax assets                             $ 18,744    $   --
                                                          ========    ========

The Company has provided a valuation allowance for certain deferred tax assets which, based on projected future taxable income, it is more likely than not that a tax benefit will not be realized. Accordingly, the tax provision for 1999 primarily relates to the recording of this valuation allowance. Any subsequent reversal of the valuation allowance of approximately $11.4 million established in connection with fresh start reporting on January 7, 1998 will be applied first to reduce reorganization value in excess of amounts allocable to identifiable assets, then to reduce other identifiable intangible assets followed by a credit directly to equity.

The difference between the statutory federal income tax rate and the effective tax rate on loss from continuing operations is as follows:

                              FISCAL YEAR   ONE WEEK   FIFTY-ONE    FISCAL YEAR
                                  ENDED       ENDED    WEEKS ENDED     ENDED
                               DECEMBER 31, JANUARY 7, DECEMBER 30, DECEMBER 29,
                                   1997        1998       1998          1999
                              ------------- ---------- ------------ ------------
Statutory tax (benefit) rate       (35)%        35%        (35)%        (35)%
Difference:
  State, foreign and other
    taxes, net of federal
    income tax benefit               7          --          --           (1)
  Amortization and impairment
    of reorganization value
    in excess amounts allocable
    to identifiable assets          --          --          30           30
  Gain on the recognition of
    reorganization value,
    net of the write-off of
    goodwill                        --          (9)         --           --
  Amortization of goodwill          33          --          --           --
  FICA tip and work opportunity
    tax credits                    (72)         --          (5)          (2)
  Non-deductible wages related
    to the FICA tip and work
    opportunity tax credits         25          --           2           1
  Decrease (increase) in the
    valuation allowance            (19)         --          --          23
  Other                             (3)         --          --          --
                                  ----        ----        ----        ----
Effective tax (benefit) rate       (64)%        26%         (8)%        16%
                                  ====        ====        ====        ====

At December 29, 1999, the Company has available, for purposes of its tax sharing agreement with Advantica, alternative minimum tax ("AMT") credits of approximately $56,000. Such AMT credits may be carried forward indefinitely. The Company also has regular and AMT net operating loss ("NOL") carryforwards of approximately $47 million and $18 million, respectively. The regular NOL carryforwards expire in the years 2008 through 2019 and the AMT NOL carryforwards expire in the years 2017 through 2019. In addition, the Company has capital loss carryforwards of approximately $17 million and FICA tip and work opportunity tax credit carryforwards of approximately $9 million. The FICA tip and work opportunity tax credit carryforwards expire in 2011 through 2019.

In connection with the purchase of FRI-M in 1996, the Company acquired certain income tax attributes which prior to 1999 could be used to offset only the separate taxable income of FRI-M and its subsidiaries. Approximately $35 million of regular NOL carryforwards and $30 million of regular and AMT capital loss carryforwards were acquired in the purchase of FRI-M. Due to FRI-M's ownership changes in January 1994 and again in May 1996, FRI-M's ability to utilize these loss carryforwards, which arose prior to the ownership changes, is limited. Approximately $3 million of the acquired regular NOL carryforwards were utilized to offset 1996 post-acquisition taxable income. The annual limitation for the utilization of approximately $20 million of the acquired NOL carryforwards which were generated after January 1994 is approximately $4 million. The remaining $11 million of the Company's NOL carryforwards which were generated prior to January 1994 can be utilized only to offset pre-January 1994 built-in gains which are recognized in the five year recognition period subsequent to the ownership change. Since sufficient built-in gains have been recognized in the five year recognition period, this $11 million of NOL carryforwards will be available to offset income, if any, generated in years 2001 through 2008. FRI-M's capital loss carryforward of $17 million can be utilized only to offset capital gains generated by the Company or its subsidiaries. The Company's capital loss carryforwards are also subject to the same $4 million annual limitation as the NOLs generated after January 1994. The Company recognized approximately $4 million of capital gains in 1997 and $8 million in 1998 which were utilized to offset some of the capital loss carryover. The remaining capital loss carryforward of approximately $17 million will expire in 2000.

NOTE 11 EMPLOYEE BENEFIT PLANS

As of April 1, 1997, certain Company employees became eligible to participate in Advantica's defined contribution plans, whereby eligible employees can elect to contribute from 1% to 15% of their compensation to the plans. The Company makes matching contributions, with certain limitations. The amounts charged to income under these plans were not significant for the fiscal year ended December 31, 1997, the one week ended January 7, 1998, the fifty-one weeks ended December 30, 1998 and the fiscal year ended December 29, 1999.

During 1998, certain employees of FRD were granted stock options under Advantica's stock option plans which are described below. Advantica and FRD have adopted the disclosure-only provisions of Financial Accounting Standards Board Statement 123, "Accounting for Stock Based Compensation" ("SFAS 123"), while continuing to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and related Interpretations in accounting for their stock-based compensation plans. Under APB 25, because the exercise price of the Company's employee stock options equals or exceeds the market price of the underlying stock on the date of grant, no compensation expense is recognized.

Pursuant to the Plan, and shortly after the Effective Date, Advantica adopted the Advantica Restaurant Group Stock Option Plan (the "Non-Officer Plan") and the Advantica Restaurant Group Officer Stock Option Plan (the "Officer Plan"). Effective March 15, 1999, the Non-Officer Plan and the Officer Plan were merged together and the surviving plan's name was changed to the Advantica Stock Option Plan (the "Company Plan"). All participants in the Non-Officer Plan and Officer Plan on the effective date of the plan merger continued to be participants in the Company Plan and retained all options previously issued to participants under the Officer Plan and the Non-Officer Plan under the same terms and conditions existing at the time of grant.

The Company Plan permits the Compensation and Incentives Committee of the Advantica Board (the "Committee") to award stock options as incentives to employees and consultants of Advantica. The Committee has sole discretion to determine the exercise price, term and vesting schedule of options awarded under such plans. A total of 7,388,888 shares of Advantica common stock are authorized to be issued under the Company Plan. Under the terms of the Company Plan, optionees who terminate for any reason other than cause, disability, retirement or death will be allowed 60 days after the termination date to exercise vested options. Vested options are exercisable for one year when termination is by a reason of disability, retirement or death. If termination is for cause, no option shall be exercisable after the termination date.

In addition to the Company Plan, Advantica has adopted the Advantica Restaurant Group Director Stock Option Plan (the "Director Plan"), the terms of which are substantially similar to the terms of the Company Plan. A total of 200,000 shares of Advantica common stock are authorized to be issued under the Director Plan.

Effective January 28, 1998, options to purchase 1,927,500 shares, 409,000 shares and 54,000 shares of common stock, at market value of the date of grant, were issued under the former Officer Plan, the former Non-Officer Plan and the Director Plan, respectively. Thirty percent of such grants under the former Officer and Non-Officer Plans became exercisable immediately, with an additional 20% vesting the first and second anniversaries of the date of grant and an additional 15% vesting on the third and fourth anniversaries. The grants under the Director Plan vest at a rate of 33.3% per year beginning on the first anniversary of the grant date. On September 11, 1998, options to purchase an additional 910,000 and 79,100 shares of common stock, at market value at the date of grant, were issued under the former Officer Plan and former Non-Officer Plan, respectively. Such grants vest at a rate of 25% per year beginning on the first anniversary of the grant date. All options issued in 1998 expire ten years from the date of grant.

During 1999, options to purchase 2,063,500 shares of common stock, at market value at the date of grant, were issued under the Company Plan. Such options vest at a rate of 25% per year beginning on the first anniversary of the grant date and expire ten years from the date of grant. No options were granted under the Director Plan in 1999.

Prior to its emergence from bankruptcy, Advantica had two stock-based compensation plans, the 1989 Stock Option Plan (the "1989 Plan") and the 1990 Non-qualified Stock Option Plan (the "1990 Plan"). On the Effective Date, pursuant to the Plan, FCI's existing common stock was canceled, extinguished and retired. As a result, all stock options outstanding as of that date, including those under both the 1989 Plan and the 1990 Plan, were effectively canceled. Due to the fact that all options under the 1989 Plan and the 1990 Plan were canceled, extinguished and retired on the Effective Date, the effect on the accompanying Statement of Consolidated Operations of the compensation expense calculated under SFAS 123 related to such plans is not included in the pro forma information presented below.


Pro forma information regarding net income is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement. The fair value of these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for such grants:

                                                1998            1999
                                                ----            ----
Dividend yield                                  0.0%            0.0%
Expected volatility                             0.64            0.72
Risk-free interest rate                         4.6%            6.4%
Weighted average expected life                  9.0 years       9.0 years

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. FRD is a wholly owned subsidiary of Advantica, and accordingly, per share data is not meaningful and has not been provided. The Company's pro forma information follows:


                                   FIFTY-ONE     FISCAL YEAR
                                  WEEKS ENDED        ENDED
                                  DECEMBER 30,   DECEMBER 29,
                                      1998           1999
                                  ------------   ------------
(In Millions)
Pro forma net loss                  $(42.8)        $(136.1)

A summary of the Plans as they relate to options granted to FRD employees is presented below:

                                     1998                        1999
                          -------------------------    ------------------------
                                        WEIGHTED-                  WEIGHTED-
                          OPTIONS        AVERAGE       OPTIONS      AVERAGE
                           (000)     EXERCISE PRICE     (000)    EXERCISE PRICE
                          -------    --------------    -------   --------------
Outstanding, beginning
  of year                     --         $  --           395         $8.19
Granted                      451          8.28           339          3.58
Exercised                     --            --            --            --
Forfeited/Expired            (56)         8.90          (146)         7.24
                            ----                        ----
Outstanding, end of year     395          8.19           588          5.77
                            ====                        ====
Options exercisable at
  year end                    82         10.00           115          8.94

The following table summarizes information about stock options outstanding at December 29, 1999:

                                       WEIGHTED-
                      NUMBER            AVERAGE          WEIGHTED-          NUMBER          WEIGHTED-
                  OUTSTANDING AT       REMAINING          AVERAGE       EXERCISABLE AT      AVERAGE
EXERCISE PRICES      12/29/99       CONTRACTUAL LIFE   EXERCISE PRICE     12/29/99        EXERCISE PRICE
---------------   --------------    ----------------   --------------   --------------    --------------
    $ 3.50            302,000             9.52             $ 3.50               --            $  --
      4.69             91,525             8.70               4.69           22,900             4.69
      6.31             10,000             9.02               6.31               --               --
     10.00            184,000             8.08              10.00           92,000            10.00

The weighted average fair value per option of options granted during the fifty-one weeks ended December 30, 1998 and the fiscal year ended December 29, 1999 was $5.88 and $2.69, respectively.

NOTE 12 REORGANIZATION ITEMS

Reorganization items include professional fees and other expenditures incurred by the Company as a result of the Advantica bankruptcy and the "push down" of fresh start reporting from Advantica.

NOTE 13 COMMITMENTS AND CONTINGENCIES

The Company is involved in various litigation matters incidental to their business. The Company does not believe that any of the claims or actions filed against it will have a significant adverse effect upon the consolidated financial position and results of operations of the Company.

NOTE 14 STOCKHOLDER'S EQUITY

                                                                     TOTAL
                                     TOTAL                       SHAREHOLDER'S
                                 OTHER EQUITY     DEFICIT      EQUITY (DEFICIT)
(IN THOUSANDS)                   ------------    ---------     ----------------
Balance December 31, 1997           $75,000      $  (8,367)         $ 66,633
   Net income excluding
    adjustments for fresh
    start reporting                     ---           (567)             (567)
   Adjustments for fresh
    start reporting                  24,719          8,934            33,653
                                    -------       --------           -------
Balance January 7, 1998              99,719             --            99,719
   Net loss                             ---        (41,808)          (41,808)
                                    -------       --------           -------
Balance December 30, 1998            99,719        (41,808)           57,911
   Net Loss                             ---       (135,657)         (135,657)
                                    -------       --------           -------
Balance December 29, 1999           $99,719      $(177,465)         $(77,746)
                                    =======      =========          ========

NOTE 15 RELATED PARTY TRANSACTIONS

During the third and fourth quarters of 1997, the Company sold two of its restaurants to Denny's, Inc., another wholly owned subsidiary of Advantica. Gross proceeds on the sales amounted to $0.8 million with gains of $0.6 million included in operating income for the year ended December 31, 1997. Additionally, in 1998, the Company entered into lease buyout agreements with Denny's, Inc. Under the terms of the agreements, Denny's, Inc. paid $2.8 million in cash proceeds in exchange for the right to assume the leases associated with 14 restaurants. As a result of the transactions, the Company recorded a $3.3 million gain, which is included in gains on refranchising and other, net in the accompanying Statement of Consolidated Operations.

Certain administrative functions are provided for the Company by Advantica. Beginning in 1997, the Company is allocated a portion of these expenses based upon services received. These allocations, which are in addition to fees equal to one percent of revenues payable to Advantica under the management service agreement, are included in operating expenses and totaled $2.5 million, $2.2 million and $2.6 million for the fiscal year ended December 31, 1997, the fifty-one weeks ended December 30, 1998 and the fiscal year ended December 29, 1999, respectively. Allocated fees included in operating expenses for the week ended January 7, 1998 were not significant. Payment of the fees to Advantica cannot occur unless certain financial targets are met as described in the Company's senior note indenture and in the New FRD Credit Facility. Because the Company has not met the financial targets, no payment has been made relative to these allocations and the related amounts are included in the payable to Advantica in the Consolidated Balance Sheets. Advantica's method of allocating these expenses is not the only reasonable method and other reasonable methods of allocation might produce different results.

NOTE 16 SEGMENT INFORMATION

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

                                                           FRD SUCCESSOR              FRD EMERGED SUCCESSOR
                                                -------------------------------   -------------------------------
                                                 FISCAL YEAR          ONE WEEK      FIFTY-ONE        FISCAL YEAR
                                                    ENDED              ENDED       WEEKS ENDED          ENDED
                                                DECEMBER 31,         JANUARY 7,    DECEMBER 30,      DECEMBER 29,
                                                    1997                1998          1998               1999
                                                ------------         ----------    ------------      ------------
(In thousands)
REVENUE
Coco's                                            $280,083            $  4,892       $255,442         $  225,307
Carrows                                            212,457               3,515        183,950            164,483
                                                  --------            --------       --------         ----------
Total consolidated revenue                        $492,540            $  8,407       $439,392         $  389,790
                                                  ========            ========       ========         ==========

DEPRECIATION AND AMORTIZATION
Coco's                                            $ 16,555            $    319       $ 41,819         $   39,153
Carrows                                             13,001                 272         33,503             31,467
                                                  --------            --------       --------         ----------
Total consolidated depreciation and amortization  $ 29,556            $    591       $ 75,322         $   70,620
                                                  ========            ========       ========         ==========

EBITDA AS DEFINED(a)
Coco's                                            $ 35,015            $    737       $ 37,215         $   25,259
Carrows                                             26,552                 (16)        23,410             18,113
                                                  --------            --------       --------         ----------
Total consolidated EBITDA as defined                61,567                 721         60,625             43,372
Management fees to Advantica                        (4,925)                (84)        (4,381)            (3,873)
Depreciation and amortization expense              (29,556)               (591)       (75,322)           (70,620)
Impairment charge                                      ---                 ---            ---            (60,500)
Other charges:
  Interest expense, net                            (29,597)               (585)       (26,897)           (24,769)
  Other, net                                        (2,975)                ---            515               (116)
Reorganization items                                  (528)             44,993            ---                ---
                                                  --------            --------       --------         ----------
Consolidated (loss) income before income taxes    $ (6,014)           $ 44,454       $(45,460)        $ (116,506)
                                                  ========            ========       ========         ==========

CAPITAL EXPENDITURES
Coco's                                            $  8,427            $    ---       $  5,436         $   12,997
Carrows                                              6,514                 ---          4,931              9,573
                                                  --------            --------       --------         ----------
Total consolidated capital expenditures           $ 14,941            $    ---       $ 10,367         $   22,570
                                                  ========            ========       ========         ==========

(a) EBITDA as defined is a key internal measure used to evaluate the amount of cash flow available for debt repayment and funding of additional investments. FRD's measure of EBITDA as defined may not be comparable to similarly titled measures reported by other companies.

                                    DECEMBER 30,       DECEMBER 29,
                                        1998               1999
                                    ------------       -----------
(IN THOUSANDS)
ASSETS
Coco's                                $205,690           $137,489
Carrows                                153,063             94,385
                                      --------           --------
Total consolidated assets             $358,753           $231,874
                                      ========           ========

Information as to the Company's operations in different geographical areas is as follows:

                        FRD SUCCESSOR                FRD EMERGED SUCCESSOR
                   ------------------------       ---------------------------
                   FISCAL YEAR     ONE WEEK        FIFTY-ONE      FISCAL YEAR
                      ENDED          ENDED        WEEKS ENDED        ENDED
                   DECEMBER 31,   JANUARY 7,      DECEMBER 30,   DECEMBER 29,
                      1997           1998             1998           1999
                   ------------   ----------      ------------   ------------
(In thousands)
REVENUE
United States       $ 489,121      $ 8,407         $ 436,786      $ 386,897
Other                   3,419          ---             2,606          2,893

Because all of the Company's international restaurants are operated by licensees, assets located outside the United Stated are not significant.

                                                                      SCHEDULE I

                               FRD ACQUISITION CO.
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                            CONDENSED BALANCE SHEETS


                                                  DECEMBER 30,      DECEMBER 29,
                                                      1998              1999
                                                  ------------      ------------
(In thousands)
ASSETS
Deferred financing costs, net of accumulated
   amortization of: 1998 -- $334; 1999 -- $471      $     835         $    698
Investment in subsidiary                              328,032          210,320
                                                    ---------         --------
Total assets                                        $ 328,867         $211,018
                                                    =========         ========

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)
Current liabilities:
  Accrued interest                                  $   8,989         $  8,989
                                                    ---------         --------
                                                        8,989            8,989
                                                    ---------         --------
Long-term liabilities:
  Payable to subsidiary                                93,231          112,706
  Senior Notes payable                                168,736          167,069
                                                    ---------         --------
Total long-term liabilities                           261,967          279,775
                                                    ---------         --------

Stockholder's Equity (Deficit):
Common stock:  par value $0.10; 1,000 shares
  authorized                                              ---               ---
Paid-in capital                                        99,719           99,719
Deficit                                               (41,808)        (177,465)
                                                    ---------         --------
Total Stockholder's Equity (Deficit)                   57,911          (77,746)
                                                    ---------         --------
                                                    $ 328,867         $211,018
                                                    =========         ========

See accompanying notes to condensed financial statements.

                                                                      SCHEDULE I

                               FRD ACQUISITION CO.
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                        CONDENSED STATEMENT OF OPERATIONS


                                       FRD SUCCESSOR   FRD EMERGED SUCCESSOR
                                       ------------- --------------------------
                                          ONE WEEK    FIFTY-ONE    FISCAL YEAR
                                           ENDED     WEEKS ENDED      ENDED
                                         JANUARY 7,  DECEMBER 30,  DECEMBER 29,
                                            1998         1998          1999
                                       ------------  ------------  ------------
(In thousands)
Operating income                         $    ---      $    ---      $      ---
Other income (expense):
  Equity in net income (loss) of
   subsidiary                              46,834       (23,979)       (117,712)
  Interest expense                           (411)      (17,829)        (17,945)
                                         --------      --------      ----------
          Total other income
           (expense)                       46,423       (41,808)       (135,657)
Reorganization items                      (13,336)          ---             ---
                                         --------      --------      ----------
Net income (loss)                        $ 33,087      $(41,808)     $ (135,657)
                                         ========      ========      ==========

See accompanying notes to condensed financial statements.

                                                                      SCHEDULE I

                               FRD ACQUISITION CO.
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                        CONDENSED STATEMENT OF CASH FLOWS


                                 FRD SUCCESSOR      FRD EMERGED SUCCESSOR
                                 -------------  ---------------------------
                                   ONE WEEK      FIFTY-ONE     FISCAL YEAR
                                    ENDED       WEEKS ENDED       ENDED
                                  JANUARY 7,    DECEMBER 30,   DECEMBER 29,
                                     1998           1998          1999
                                  ----------    ------------   ------------
  (In thousands)
  Cash Flows Used In Operating
     Activities:
     Net Income (Loss)             $33,087       $ (41,808)    $ (135,657)
     Amortization of deferred
      financing costs                    3             123            137
     Non cash reorganization
      items                         13,336             ---            ---
     Equity in net (income)
      loss from subsidiary         (46,834)         23,979        117,712
     Increase in accrued
      interest payable                 ---             ---            ---
     Amortization of debt
      premium                          ---          (1,497)        (1,667)
                                   -------         -------        -------
  Net cash used in operating
   activities                         (408)        (19,203)       (19,475)

  Net cash flows used in
   investing activities                ---             ---            ---

  Cash Flows Provided by
   Financing Activities:
     Increase in payable to
      subsidiary                       408          19,203         19,475
                                   -------         -------        -------
  Net cash flows provided by
   financing activities                408          19,203         19,475
  Net Change in Cash                   ---             ---            ---
                                   -------         -------        -------
  Cash at Beginning and End
   of Period                       $   ---         $   ---        $   ---
                                   =======         =======        =======
  Cash Paid for Interest           $   408         $19,203        $19,475
                                   =======         =======        =======

Notes to Condensed Financial Statements

Note 1: The condensed financial information included in this schedule reflects FRD Acquisition Co.'s investment in FRI-M, its wholly owned subsidiary, on the equity method. FRD Acquisition Co. was formed to acquire the stock of FRI-M. Such acquisition occurred May 23, 1996 and was effected when FRD paid cash of $125,000,000 and issued notes payable of $150,000,000 (subsequently increased by $6,896,902).

Note 2: The 12.5% Senior Notes are due July 2004. Interest is payable semi-annually.

SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             FRD ACQUISITION CO.

                                             By: /s/ RONALD B. HUTCHISON
                                                 -----------------------
                                                     Ronald B. Hutchison
                                                 (Executive Vice President)

                                             Date: March 28, 2000




Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

      SIGNATURE                               TITLE                   DATE
      ---------                               -----                   ----

 /s/ DAVID O.  DEVOY             President and Chief Financial    March 28, 2000
------------------------------    Officer (Principal Executive,
    (David O. Devoy)              Financial and Accounting
                                  Officer)

 /s/ JAMES B. ADAMSON            Director                         March 28, 2000
------------------------------
    (James B. Adamson)

 /s/ RONALD E.  BLAYLOCK         Director                         March 28, 2000
------------------------------
    (Ronald E. Blaylock)

 /s/ VERA KING FARRIS            Director                         March 28, 2000
------------------------------
    (Vera King Farris)

 /s/ JAMES J. GAFFNEY            Director                         March 28, 2000
------------------------------
    (James J. Gaffney)

 /s/ IRWIN N. GOLD               Director                         March 28, 2000
------------------------------
    (Irwin N. Gold)

 /s/ DARRELL JACKSON             Director                         March 28, 2000
------------------------------
    (Darrell Jackson)

 /s/ ROBERT E. MARKS             Director                         March 28, 2000
------------------------------
    (Robert E. Marks)

 /s/ CHARLES F. MORAN            Director                         March 28, 2000
------------------------------
    (Charles F. Moran)

 /s/ ELIZABETH A. SANDERS        Director                         March 28, 2000
------------------------------
    (Elizabeth A. Sanders)

 /s/ DONALD R. SHEPHERD          Director                         March 28, 2000
------------------------------
    (Donald R. Shepherd)

 /s/ RAUL R. TAPIA               Director                         March 28, 2000
------------------------------
    (Raul R. Tapia)