Form 10-Q
period 2000-03-29
FRD ACQUISITION CO
filed 2000-05-12
CIK 1017916

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 29, 2000, or

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ___________ to ___________

Commission file number    333-07601

                               FRD ACQUISITION CO.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                    57-1040952
------------------------------------        ------------------------------------
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

                           Yes [X]          No [ ]

As of May 12, 2000, 1,000 shares of the registrant's Common Stock, $0.10 par value per share, were outstanding, all of which were owned by the registrant's parent, Advantica Restaurant Group, Inc.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

FRD Acquisition Co.
Condensed Statements of Consolidated Operations
(Unaudited)



                                                     Quarter          Quarter
                                                      Ended            Ended
                                                 March 29, 2000   March 31, 1999
                                                 --------------   --------------

(In thousands)
Revenue:
   Company restaurant sales                          $  92,653      $  92,989
   Franchise and licensing revenue                       2,061          1,989
                                                     ---------      ---------
      Total operating revenue                           94,714         94,978
                                                     ---------      ---------
Cost of company restaurant sales:
   Product costs                                        24,293         24,681
   Payroll and benefits                                 37,081         37,155
   Occupancy                                             6,234          5,846
   Other operating expenses                             12,578         13,642
                                                     ---------      ---------
      Total costs of company restaurant sales           80,186         81,324
Franchise restaurant costs                                 875          1,104
General and administrative expenses                      4,124          3,931
Management fees to Advantica                               942            944
Allocated costs from Advantica                             660            650
Amortization of reorganization value in excess of
   amounts allocable to identifiable assets              4,760          9,726
Depreciation and other amortization                      6,867          8,178
                                                     ---------      ---------
      Total operating costs and expenses                98,414        105,857
                                                     ---------      ---------
Operating loss                                          (3,700)       (10,879)
                                                     ---------      ---------
Other expenses:
   Interest expense, net                                 6,338          6,479
   Other nonoperating expenses, net                         --            133
                                                     ---------      ---------
      Total other expenses, net                          6,338          6,612
                                                     ---------      ---------
Loss before income taxes                               (10,038)       (17,491)
Provision for (benefit from) income taxes                   83         (1,640)
                                                     ---------      ---------
Net loss                                             $ (10,121)     $ (15,851)
                                                     =========      =========


                             See accompanying notes

FRD Acquisition Co.
Condensed Consolidated Balance Sheets
(Unaudited)


                                                       March 29, 2000   December 29, 1999
(In thousands)                                         --------------   -----------------
ASSETS

Current Assets:
Cash and cash equivalents                                $   4,216         $   8,392
Receivables                                                  2,400             4,852
Inventories                                                  2,568             2,700
Other                                                        4,945             3,941
                                                         ---------         ---------
                                                            14,129            19,885
                                                         ---------         ---------

Property and equipment                                     167,109           164,644
Accumulated depreciation                                   (59,027)          (52,975)
                                                         ---------         ---------
                                                           108,082           111,669
                                                         ---------         ---------
Other Assets:
Reorganization value in excess of amounts allocable
   to identifiable assets, net                              51,058            55,812
Other intangibles, net                                      38,679            39,406
Other                                                        4,899             5,102
                                                         ---------         ---------
                                                            94,636           100,320
                                                         ---------         ---------
Total Assets                                             $ 216,847         $ 231,874
                                                         =========         =========

LIABILITIES AND SHAREHOLDER'S EQUITY (DEFICIT)

Current Liabilities:
   Current maturities of long-term debt                  $   7,703         $   2,770
   Accounts payable                                         17,048            19,293
   Accrued salaries and vacation                             9,286             7,858
   Accrued insurance                                         3,141             3,627
   Accrued interest                                          4,632             9,491
   Payable to Advantica                                     25,123            23,809
   Other                                                    11,590            14,025
                                                         ---------         ---------
                                                            78,523            80,873
                                                         ---------         ---------
Long-term Liabilities:
   Debt, less current maturities                           206,064           207,164
   Liability for insurance claims                            6,930             7,817
   Other noncurrent liabilities                             13,197            13,766
                                                         ---------         ---------
                                                           226,191           228,747
                                                         ---------         ---------
Total Liabilities                                          304,714           309,620
                                                         ---------         ---------

Shareholder's Equity (Deficit):
   Common stock: par value $0.10; 1,000 shares
      authorized, issued and outstanding                        --                --
   Paid-in capital                                          99,719            99,719
   Deficit                                                (187,586)         (177,465)
                                                         ---------         ---------
Total Shareholder's Equity (Deficit)                       (87,867)          (77,746)
                                                         ---------         ---------
Total Liabilities and Shareholder's Equity (Deficit)     $ 216,847         $ 231,874
                                                         =========         =========


                             See accompanying notes

FRD Acquisition Co.
Statements of Consolidated Cash Flows
(Unaudited)



                                                                Quarter          Quarter
                                                                 Ended            Ended
                                                            March 29, 2000   March 31, 1999
                                                            --------------   --------------
(In thousands)
Cash Flows From Operating Activities:
Net loss                                                       $(10,121)        $(15,851)
Adjustments to reconcile loss to cash flows from operating
    activities:
   Amortization of reorganization value in excess of
     amounts allocable to identifiable assets                     4,760            9,726
   Depreciation and other amortization                            6,867            8,178
   Amortization of deferred financing costs                         191              339
   Amortization of debt premium                                    (462)            (405)
   Deferred tax benefit                                              --           (1,789)
Decrease (increase) in assets:
   Receivables                                                    2,452            3,556
   Inventories                                                      132              283
   Other current assets                                          (1,006)              91
   Other assets                                                      17              198
Increase (decrease) in liabilities:
   Accounts payable                                              (2,245)            (501)
   Accrued salaries and vacation                                  1,428           (2,302)
   Payable to Advantica                                           1,314            1,578
   Other accrued liabilities                                     (7,290)          (8,642)
   Liability for self-insurance claims                           (1,373)              64
   Other noncurrent liabilities                                    (570)            (135)
                                                               --------         --------
Net cash flows used in operating activities                      (5,906)          (5,612)
                                                               --------         --------

Cash flows From Investing Activities:
   Purchase of property                                          (2,514)          (4,054)
   Proceeds from disposition of property                             --               --
                                                               --------         --------
Net cash flows used in investing activities                      (2,514)          (4,054)
                                                               --------         --------

Cash Flows From Financing Activities:
   Principal debt payments                                         (756)          (1,434)
   Borrowing on credit facilities                                 5,000            7,200
                                                               --------         --------
Net cash flows provided by financing activities                   4,244            5,766
                                                               --------         --------

Decrease in cash and cash equivalents                            (4,176)          (3,900)
Cash and Cash Equivalents at:
   Beginning of period                                            8,392            5,841
                                                               --------         --------
   End of period                                               $  4,216         $  1,941
                                                               ========         ========


                             See accompanying notes

FRD ACQUISITION CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 29, 2000
(UNAUDITED)

Note 1.  General

FRD Acquisition Co. ("FRD" or, together with its subsidiaries, the "Company"), a wholly owned subsidiary of Advantica Restaurant Group, Inc. ("Advantica"), owns and operates the Coco's and Carrows restaurant brands.

The consolidated financial statements of the Company included herein are unaudited and include all adjustments management believes are necessary for a fair presentation of the results of operations for such interim periods. All such adjustments are of a normal and recurring nature. The interim consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and notes thereto for the year ended December 29, 1999 and the related Management's Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in the FRD Acquisition Co. 1999 Annual Report on Form 10-K. The results of operations for the quarter ended March 29, 2000 are not necessarily indicative of the results for the entire fiscal year ending December 27, 2000.

Note 2.  Related Party Transactions

Certain administrative functions are provided for the Company by Advantica. The Company is allocated a portion of these expenses based upon services received. These allocations, which are in addition to management fees equal to one percent of revenues payable to Advantica under the management service agreement, are included in operating expenses and totaled $0.7 million for both the quarter ended March 29, 2000 and the quarter ended March 31, 1999. Payment of the fees to Advantica cannot occur unless certain financial targets are met as described in the Company's senior note indenture and in the New FRD Credit Facility (as defined below). Advantica's method of allocating these expenses is not the only reasonable method and other reasonable methods of allocation might produce different results.

Note 3.  Earnings (Loss) Per Common Share

As described in Note 1, FRD is a wholly owned subsidiary of Advantica. Accordingly, per share data is not meaningful and has been omitted for all periods.

Note 4.  Segment Information

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

                                           Quarter             Quarter
                                            Ended               Ended
                                       March 29, 2000      March 31, 1999
                                       --------------      --------------

(In thousands)
REVENUE

Coco's                                    $ 55,607            $ 54,808
Carrows                                     39,107              40,170
                                          --------            --------
Total consolidated revenue                $ 94,714            $ 94,978
                                          ========            ========


EBITDA AS DEFINED

Coco's                                    $  5,488            $  5,453
Carrows                                      3,381               2,516
                                          --------            --------
Total consolidated EBITDA as defined         8,869               7,969
Depreciation and amortization expense      (11,627)            (17,904)
Management fees to Advantica                  (942)               (944)
Other charges:
   Interest expense, net                    (6,338)             (6,479)
   Other, net                                   --                (133)
                                          --------            --------
Consolidated loss before income taxes     $(10,038)           $(17,491)
                                          ========            ========


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is intended to highlight significant changes in financial position as of March 29, 2000 and the results of operations for the quarter ended March 29, 2000 as compared to the quarter ended March 31, 1999. The forward-looking statements included in Management's Discussion and Analysis of Financial Condition and Results of Operations, which reflect management's best judgment based on factors currently known, involve risks, uncertainties, and other factors which may cause the actual performance of FRD, its subsidiaries, and underlying concepts to be materially different from the performance indicated or implied by such statements. Such factors include, among others: competitive pressures from within the restaurant industry; the level of success of the Company's operating initiatives and advertising and promotional efforts, including the initiatives and efforts specifically mentioned herein; adverse publicity; changes in business strategy or development plans; terms and availability of capital; regional weather conditions; overall changes in the general economy, particularly at the retail level; and other factors included in the discussion below, or in Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Annual Report on Form 10-K for the year ended December 29, 1999 and in Exhibit 99.1 thereto.

RESULTS OF OPERATIONS

Quarter Ended March 29, 2000 Compared to Quarter Ended March 31, 1999
---------------------------------------------------------------------

The table below summarizes restaurant activity for the quarter ended March 29, 2000.

                                Ending         Units         Net            Units         Ending        Ending
                                 Units        Opened/       Units           Sold/          Units         Units
                               12/29/99      Acquired    Refranchised      Closed         3/29/00       3/31/99
                               --------      --------    ------------      ------         -------       -------
Coco's

    Company-owned units           148            --            --             (2)           146           150
    Franchised units               34             1            --             (1)            34            33
    Licensed units                303            --            --             (1)           302           298
                                 ----          ----          ----           ----           ----          ----
                                  485             1            --             (4)           482           481
                                 ----          ----          ----           ----           ----          ----
Carrows

    Company-owned units           117            --            --             --            117           122
    Franchised units               28            --            --             --             28            26
                                 ----          ----          ----           ----           ----          ----
                                  145            --            --             --            145           148
                                 ----          ----          ----           ----           ----          ----
                                  630             1            --             (4)           627           629
                                 ====          ====          ====           ====           ====          ====


                                        7


Coco's
------
                                                          Quarter           Quarter             %
                                                           Ended             Ended          Increase/
                                                       March 29, 2000     March 31,1999    (Decrease)
                                                       --------------    -------------     ----------
($ in millions, except average unit data)
U.S. systemwide sales                                     $    65.8          $   63.5          3.6
                                                          =========          ========

Net company sales                                         $    54.2          $   53.4          1.5
Franchise and licensing revenue                                 1.4               1.4           --
                                                          ---------          --------
   Total revenue                                               55.6              54.8          1.5
                                                          ---------          --------
Operating expenses:
   Amortization of reorganization value in excess of
        amounts allocable to identifiable assets                2.5               5.3        (52.8)
   Other                                                       54.8              54.6          0.4
                                                          ---------          --------
   Total operating expenses                                    57.3              59.9         (4.3)
                                                          ---------          --------
Operating loss                                            $    (1.7)         $   (5.1)       (66.7)
                                                          =========          ========

EBITDA as defined                                         $     5.5          $    5.5           --

Average unit sales:
   Company-owned                                            374,100            358,000         4.5
   Franchised                                               338,700            311,400         8.8

Same-store sales increase (decrease) (Company-owned)           3.3%             (7.8)%


Coco's NET COMPANY SALES for the first quarter of 2000 increased $0.8 million (1.5%) compared to the prior year quarter. The increase is the result of a 3.3% increase in same-store sales partially offset by a decrease in the number of Company-owned units. FRANCHISE AND LICENSING REVENUE remained flat compared to the prior year quarter.

Coco's OPERATING EXPENSES decreased $2.6 million (4.3%) compared to the prior year quarter. Excluding the impact of a $2.8 million decrease in amortization of excess reorganization value and a $0.6 million decrease in depreciation and other amortization, operating expenses increased $0.8 million over the prior year quarter. This increase primarily reflects an increase in occupancy and general and administrative costs. The decrease in amortization of excess reorganization value from the prior year quarter resulted from an impairment charge to reorganization value recorded in the fourth quarter of 1999.

EBITDA AS DEFINED was unchanged from the prior year quarter as a result of the factors noted in the preceding paragraphs, excluding the decrease in depreciation and amortization expense.

Coco's OPERATING LOSS decreased $3.4 million compared to the prior year quarter as a result of the factors noted above.


Carrows
-------
                                                          Quarter           Quarter            %
                                                           Ended             Ended          Increase/
                                                       March 29, 2000    March 31, 1999    (Decrease)
                                                       --------------    --------------    ----------
($ in millions, except average unit data)
U.S. systemwide sales                                     $    45.9          $   46.4         (1.1)
                                                          =========          ========

Net company sales                                         $    38.5          $   39.6         (2.8)
Franchise revenue                                               0.6               0.6          ---
                                                          ---------          --------
   Total revenue                                               39.1              40.2         (2.7)
                                                          ---------          --------
Operating expenses:
   Amortization of reorganization value in excess
        of amounts allocable to identifiable assets             2.2               4.5        (51.1)
   Other                                                       38.9              41.5         (6.3)
                                                          ---------          --------
   Total operating expenses                                    41.1              46.0        (10.7)
                                                          ---------          --------
Operating loss                                            $    (2.0)         $   (5.8)       (65.5)
                                                          =========          ========

EBITDA as defined                                         $     3.4          $    2.5         36.0

Average unit sales (in thousands):

   Company-owned                                            327,300           327,200          ---
   Franchised                                               263,300           263,400          ---

Same-store sales increase (decrease) (Company-owned)           0.2%            (3.6)%


Carrows' NET COMPANY SALES for the first quarter of 2000 decreased $1.1 million (2.8%) compared to the prior year quarter. The decrease reflects the impact of fewer Company-owned units over the prior year quarter, partially offset by a 0.2% increase in same-store sales over the prior year quarter. FRANCHISE REVENUE remained flat over the prior year quarter.

Carrows' OPERATING EXPENSES decreased $4.9 million (10.7%) compared to the prior year quarter. Excluding the impact of a $2.3 million decrease in amortization of excess reorganization value and a $0.7 million decrease in depreciation and other amortization, operating expenses decreased $1.9 million over the prior year quarter. This decrease primarily reflects the impact of fewer Company-owned units and effective cost management. The decrease in amortization of excess reorganization value from the prior year quarter resulted from an impairment charge to reorganization value recorded in the fourth quarter of 1999.

EBITDA AS DEFINED increased $0.9 million (36.0%) compared to the prior year quarter as a result of the factors noted in the preceding paragraphs, excluding the decrease in depreciation and amortization expense.

Carrows' OPERATING LOSS decreased $3.8 million compared to the prior year quarter as a result of the factors noted above.

FRD Consolidated

The Company's consolidated EBITDA AS DEFINED increased $0.9 million (11.3%) for the first quarter of 2000 compared to the first quarter of 1999. This increase is a result of the factors discussed in the preceding paragraphs.

CONSOLIDATED INTEREST EXPENSE, NET decreased $0.1 million (2.2%) compared to the prior year quarter.

The PROVISION FOR (BENEFIT FROM) INCOME TAXES from continuing operations for the quarter ended March 29, 2000 has been computed based on management's estimate of the annual effective income tax rate applied to loss before taxes. The Company recorded an income tax provision reflecting an approximate rate of 0.8% for the quarter ended March 29, 2000 compared to an income tax benefit reflecting an approximate rate of (9.4)% for the quarter ended March 31, 1999. The increase in the income tax rate over the prior year quarter is principally due to the establishment of a valuation allowance on the loss generated in the current quarter.

The decrease in CONSOLIDATED NET LOSS of $5.7 million in comparison to the prior year quarter is a result of the items previously discussed.

LIQUIDITY AND CAPITAL RESOURCES

On May 14, 1999, FRD and certain of its operating subsidiaries entered into a new $70 million credit facility (the "New FRD Credit Facility") to replace a prior facility scheduled to mature in August 1999. The New FRD Credit Facility, which is guaranteed by Advantica, consists of a $30 million term loan and a $40 million revolving credit facility and matures in May 2003. Such facility is unavailable to Advantica and its other subsidiaries. At March 29, 2000, the Company had $30.0 million outstanding term loan borrowings, $5.0 million working capital borrowings and letters of credit outstanding of $11.1 million.

At March 29, 2000 and December 29, 1999, the Company had working capital deficits of $64.4 million and $61.0 million, respectively. The Company is able to operate with a substantial working capital deficit because: (1) restaurant operations are conducted on a cash (and cash equivalent) basis with a low level of accounts receivable, (2) rapid turnover allows a limited investment in inventories; and (3) accounts payable for food, beverages, and supplies usually become due after the receipt of cash from related sales. The Company intends to continue to operate with working capital deficits.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's market risk exposure at March 29, 2000 is consistent with the types of market risk and amount of exposure presented in its Annual Report on Form 10-K for the year ended December 29, 1999.

                           PART II - OTHER INFORMATION

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.

a.         The following are included as exhibits to this report:


EXHIBIT
  NO.      DESCRIPTION
-------    -----------

27         Financial Data Schedule

---------------------

b. No reports on Form 8-K were filed during the quarter ended March 29, 2000.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         FRD ACQUISITION CO.



Date:      May 12, 2000                  By:    /s/ Ronald B. Hutchison
                                             -----------------------------------
                                         Ronald B. Hutchison
                                         Executive Vice President
                                         (Duly authorized officer of
                                         registrant/principal financial officer)