Form 10-Q
period 2000-06-28
FRD ACQUISITION CO
filed 2000-08-14
CIK 1017916

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 28, 2000, or

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

               Yes   [X]                          No   [ ]

As of August 11, 2000, 1,000 shares of the registrant's Common Stock, $0.10 par value per share, were outstanding, all of which were owned by the registrant's parent, Advantica Restaurant Group, Inc.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

FRD Acquisition Co.
Statements of Consolidated Operations
(Unaudited)



                                                         Quarter          Quarter
                                                          Ended            Ended
                                                      June 28, 2000    June 30, 1999
                                                      -------------    -------------
(In thousands)
Revenue:
   Company restaurant sales                             $  91,754        $  97,112
   Franchise and licensing revenue                          2,033            2,118
                                                        ---------        ---------
      Total operating revenue                              93,787           99,230
                                                        ---------        ---------
Cost of company restaurant sales:
   Product costs                                           24,039           24,861
   Payroll and benefits                                    35,319           37,307
   Occupancy                                                3,511            5,976
   Other operating expenses                                13,201           13,379
                                                        ---------        ---------
      Total costs of company restaurant sales              76,070           81,523
Franchise restaurant costs                                    829            1,059
General and administrative expenses                         5,533            3,863
Management fees to Advantica                                  932              985
Allocated costs from Advantica                                626              650
Amortization of reorganization value in excess of
 amounts allocable to identifiable assets                   4,660            9,708
Depreciation and other amortization                         7,690            8,436
Gains on refranchising and other, net                         (40)            (331)
                                                        ---------        ---------
      Total operating costs and expenses                   96,300          105,893
                                                        ---------        ---------
Operating loss                                             (2,513)          (6,663)
                                                        ---------        ---------
Other expenses:
   Interest expense, net                                    6,504            6,285
   Other nonoperating (income) expenses, net                  (41)              23
                                                        ---------        ---------
      Total other expenses, net                             6,463            6,308
                                                        ---------        ---------
Loss before taxes                                          (8,976)         (12,971)
Provision for (benefit from) income taxes                     106             (900)
                                                        ---------        ---------
Net loss                                                $  (9,082)       $ (12,071)
                                                        =========        =========


                             See accompanying notes

FRD Acquisition Co.
Statements of Consolidated Operations
(Unaudited)



                                                       Two Quarters     Two Quarters
                                                          Ended            Ended
                                                      June 28, 2000    June 30, 1999
                                                      -------------    -------------
(In thousands)
Revenue:
   Company restaurant sales                             $ 184,407        $ 190,101
   Franchise and licensing revenue                          4,094            4,107
                                                        ---------        ---------
      Total operating revenue                             188,501          194,208
                                                        ---------        ---------
Cost of company restaurant sales:
   Product costs                                           48,332           49,542
   Payroll and benefits                                    72,400           74,462
   Occupancy                                                9,745           11,822
   Other operating expenses                                25,779           27,021
                                                        ---------        ---------
      Total costs of company restaurant sales             156,256          162,847
Franchise restaurant costs                                  1,704            2,163
General and administrative expenses                         9,657            7,794
Management fees to Advantica                                1,874            1,929
Allocated costs from Advantica                              1,286            1,300
Amortization of reorganization value in excess of
  amounts allocable to identifiable assets                  9,420           19,434
Depreciation and other amortization                        14,557           16,614
Gains on refranchising and other, net                         (40)            (331)
                                                        ---------        ---------
      Total operating costs and expenses                  194,714          211,750
                                                        ---------        ---------
Operating loss                                             (6,213)         (17,542)
                                                        ---------        ---------
Other expenses:
   Interest expense, net                                   12,842           12,764
   Other nonoperating (income) expenses, net                  (41)             156
                                                        ---------        ---------
      Total other expenses, net                            12,801           12,920
                                                        ---------        ---------
Loss before taxes                                         (19,014)         (30,462)
Provision for (benefit from) income taxes                     189           (2,540)
                                                        ---------        ---------
Net loss                                                $ (19,203)       $ (27,922)
                                                        =========        =========


                             See accompanying notes

FRD Acquisition Co.
Consolidated Balance Sheets
(Unaudited)


                                                               June 28, 2000   December 29, 1999
                                                               -------------   -----------------
(In thousands)
Assets
Current Assets:
  Cash and cash equivalents                                      $   3,574        $   8,392
  Receivables                                                        3,555            4,852
  Inventories                                                        2,486            2,700
  Other                                                              4,186            3,941
                                                                 ---------        ---------
                                                                    13,801           19,885
                                                                 ---------        ---------

Property and equipment                                             168,270          164,644
Accumulated depreciation                                           (64,099)         (52,975)
                                                                 ---------        ---------
                                                                   104,171          111,669
                                                                 ---------        ---------
Other Assets:
  Reorganization value in excess of amounts allocable to
      identifiable assets, net                                      46,402           55,812
  Other intangibles, net                                            38,054           39,406
  Other                                                              5,176            5,102
                                                                 ---------        ---------
                                                                    89,632          100,320
                                                                 ---------        ---------
Total Assets                                                     $ 207,604        $ 231,874
                                                                 =========        =========


Liabilities and Shareholder's Equity (Deficit)
Current Liabilities:
   Current maturities of long-term debt                          $   2,663        $   2,770
   Accounts payable                                                 17,953           19,293
   Accrued salaries and vacation                                     7,921            7,858
   Accrued insurance                                                 2,876            3,627
   Accrued interest                                                  9,698            9,491
   Payable to Advantica                                             26,931           23,809
   Other                                                            13,388           14,025
                                                                 ---------        ---------
                                                                    81,430           80,873
                                                                 ---------        ---------
Long-Term Liabilities:
   Debt, less current maturities                                   205,036          207,164
   Liability for insurance claims                                    5,806            7,817
   Other noncurrent liabilities                                     12,281           13,766
                                                                 ---------        ---------
                                                                   223,123          228,747
                                                                 ---------        ---------
Total Liabilities                                                  304,553          309,620
                                                                 ---------        ---------

Shareholder's Equity (Deficit):
   Common stock: par value $0.10; 1,000 shares authorized,
      issued and outstanding                                            --               --
   Paid-in capital                                                  99,719           99,719
   Deficit                                                        (196,668)        (177,465)
                                                                 ---------        ---------
Total Shareholder's Equity (Deficit)                               (96,949)         (77,746)
                                                                 ---------        ---------
Total Liabilities and Shareholder's Equity (Deficit)             $ 207,604        $ 231,874
                                                                 =========        =========




                             See accompanying notes

FRD Acquisition Co.
Statements of Consolidated Cash Flows
(Unaudited)


                                                               Two Quarters    Two Quarters
                                                                  Ended           Ended
                                                              June 28, 2000   June 30, 1999
                                                              -------------   -------------
(In thousands)
Cash Flows From Operating Activities:
Net loss                                                        $(19,203)       $(27,922)
Adjustments to reconcile loss to
  cash flows from operating activities:
   Amortization of reorganization value in excess of
     amounts allocable to identifiable assets                      9,420          19,434
   Depreciation and other amortization                            14,557          16,614
   Amortization of deferred financing costs                          381             749
   Amortization of debt premium                                     (925)           (810)
   Gains on refranchising and other, net                             (40)           (331)
   Deferred tax provision (benefit)                                   --          (2,805)
Decrease (increase) in assets:
   Receivables                                                     1,297           2,981
   Inventories                                                       214             399
   Other current assets                                             (245)         (1,178)
   Other assets                                                     (399)         (2,044)
Increase (decrease) in liabilities:
   Accounts payable                                               (1,340)         (7,740)
   Accrued salaries and vacation                                      63          (1,062)
   Payable to Advantica                                            3,122           3,195
   Other accrued liabilities                                        (220)         (2,924)
   Liability for insurance claims                                 (2,762)            217
   Other noncurrent liabilities                                   (1,693)           (488)
                                                                --------        --------
Net cash flows provided by (used in)
   operating activities                                            2,227          (3,715)
                                                                --------        --------

Cash flows From Investing Activities:
   Purchase of property                                           (5,541)         (7,420)
   Proceeds from disposition of property                               5             150
                                                                --------        --------
Net cash flows used in investing activities                       (5,536)         (7,270)
                                                                --------        --------

Cash Flows From Financing Activities:
   Principal debt payments                                        (1,509)        (12,127)
   Borrowing on credit facilities                                     --          30,000
                                                                --------        --------
Net cash flows (used in) provided by financing activities         (1,509)         17,873
                                                                --------        --------

(Decrease) increase in cash and cash equivalents                  (4,818)          6,888
Cash and Cash Equivalents at:
   Beginning of period                                             8,392           5,841
                                                                --------        --------
   End of period                                                $  3,574        $ 12,729
                                                                ========        ========


                             See accompanying notes

Frd Acquisition Co.
Notes to Consolidated Financial Statements
June 28, 2000
(Unaudited)

Note 1.  General

FRD Acquisition Co. ("FRD" or, together with its subsidiaries, the "Company"), a wholly owned subsidiary of Advantica Restaurant Group, Inc. ("Advantica"), owns and operates the Coco's and Carrows restaurant brands. During the first quarter of 2000, Advantica announced a plan to explore the possible sale of FRD.

The consolidated financial statements of the Company included herein are unaudited and include all adjustments management believes are necessary for a fair presentation of the results of operations for such interim periods. All such adjustments are of a normal and recurring nature. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 29, 1999 and the related Management's Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in the FRD Acquisition Co. 1999 Annual Report on Form 10-K. The results of operations for the two quarters ended June 28, 2000 are not necessarily indicative of the results for the entire fiscal year ending December 27, 2000.

Note 2.  Related Party Transactions

Certain administrative functions are provided for the Company by Advantica. The Company is allocated a portion of these expenses based upon services received. These allocations, which are in addition to management fees equal to one percent of revenues payable to Advantica under the management services agreement, are included in operating expenses and totaled $0.6 million and $1.3 million for the quarter and two quarters ended June 29, 2000 and $0.6 million and $1.3 million for the quarter and two quarters ended June 30, 1999, respectively. Payment of the fees to Advantica cannot occur unless certain financial targets are met as described in the Company's senior notes indenture and in the New FRD Credit Facility (as defined below). Advantica's method of allocating these expenses is not the only reasonable method and other reasonable methods of allocation might produce different results.

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


                                             Quarter          Quarter       Two Quarters     Two Quarters
                                              Ended            Ended            Ended            Ended
                                          June 28, 2000    June 30, 1999    June 28, 2000    June 30, 1999
                                          -------------    -------------    -------------    -------------
(In thousands)
Revenue
Coco's                                      $  53,894        $  57,250        $ 109,501        $ 112,058
Carrows                                        39,893           41,980           79,000           82,150
                                            ---------        ---------        ---------        ---------
Total consolidated revenue                  $  93,787        $  99,230        $ 188,501        $ 194,208
                                            =========        =========        =========        =========


EBITDA as defined
Coco's                                      $   6,291        $   7,360        $  11,779        $  12,813
Carrows                                         4,478            5,106            7,859            7,622
                                            ---------        ---------        ---------        ---------
Total consolidated EBITDA as defined           10,769           12,466           19,638           20,435
Depreciation and amortization expense         (12,350)         (18,144)         (23,977)         (36,048)
Management fees to Advantica                     (932)            (985)          (1,874)          (1,929)
Other charges:
   Interest expense, net                       (6,504)          (6,285)         (12,842)         (12,764)
   Other, net                                      41              (23)              41             (156)
                                            ---------        ---------        ---------        ---------
Consolidated loss before income taxes       $  (8,976)       $ (12,971)       $ (19,014)       $ (30,462)
                                            =========        =========        =========        =========


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to highlight significant changes in financial position as of June 28, 2000 and the results of operations for the quarter and two quarters ended June 28, 2000 as compared to the quarter and two quarters ended June 30, 1999. The forward-looking statements included in Management's Discussion and Analysis of Financial Condition and Results of Operations, which reflect management's best judgment based on factors currently known, involve risks, uncertainties, and other factors which may cause the actual performance of FRD and its subsidiaries and underlying concepts to be materially different from the performance indicated or implied by such statements. Such factors include, among others: competitive pressures from within the restaurant industry; the level of success of the Company's operating initiatives and advertising and promotional efforts, including the initiatives and efforts specifically mentioned herein; adverse publicity; changes in business strategy or development plans; terms and availability of capital; regional weather conditions; overall changes in the general economy, particularly at the retail level; and other factors included in the discussion below, in Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Annual Report on Form 10-K for the year ended December 29, 1999 and in Exhibit 99.1 thereto.

Results of Operations

Quarter Ended June 28, 2000 Compared to Quarter Ended June 30, 1999
-------------------------------------------------------------------

The table below summarizes restaurant activity for the quarter ended June 28, 2000:



                             Ending      Units         Net         Units     Ending     Ending
                              Units     Opened/       Units        Sold/      Units      Units
                             3/29/00   Acquired    Refranchised   Closed     6/28/00    6/30/99
                             -------   --------    ------------   ------     -------    -------

Coco's
    Company-owned units        146        --           --           (2)        144        150
    Franchised units            34        --           --           --          34         34
    Licensed units             302        --           --           (1)        301        301
                              ----      ----         ----         ----        ----       ----
                               482        --           --           (3)        479        485
                              ----      ----         ----         ----        ----       ----
Carrows

    Company-owned units        117        --           --           (1)        116        120
    Franchised units            28        --           --           --          28         27
                              ----      ----         ----         ----        ----       ----
                               145        --           --           (1)        144        147
                              ----      ----         ----         ----        ----       ----
                               627        --           --           (4)        623        632
                              ====      ====         ====         ====        ====       ====



Coco's
------


                                                                  Quarter Ended
                                                          ----------------------------          %
                                                          June 28, 2000  June 30, 1999  Increase/(Decrease)
                                                          -------------  -------------  -------------------
($ in millions, except average unit data)
Total systemwide sales                                     $  149.7       $  145.2             3.1
                                                           ========       ========

Net company sales                                          $   52.5       $   55.8            (5.9)
Franchise and licensing revenue                                 1.4            1.4              --
                                                           --------       --------
   Total revenue                                               53.9           57.2            (5.8)
                                                           --------       --------
Operating expenses:
   Amortization of reorganization value in excess of
      amounts allocable to identifiable assets                  2.5            5.2           (51.9)
   Other                                                       52.2           55.2            (5.4)
                                                           --------       --------
   Total operating expenses                                    54.7           60.4            (9.4)
                                                           --------       --------
Operating loss                                             $   (0.8)      $   (3.2)          (75.0)
                                                           ========       ========

EBITDA as defined                                          $    6.3       $    7.4           (14.9)

Average unit sales:
   Company-owned                                            363,800        370,600            (1.8)
   Franchised                                               335,500        320,900             4.5

Same-store sales decrease (company-owned)                    (3.0)%         (4.8)%


Coco's NET COMPANY SALES for the second quarter of 2000 decreased $3.3 million (5.9%) compared to the prior year quarter. The decrease is the result of a 3.0% decrease in same-store sales along with a decrease in the number of company-owned units. FRANCHISE AND LICENSING REVENUE remained flat compared to the prior year quarter.

Coco's OPERATING EXPENSES decreased $5.7 million (9.4%) compared to the prior year quarter. Excluding the impact of a $2.7 million decrease in amortization of excess reorganization value and a $0.6 million decrease in depreciation and other amortization, operating expenses decreased $2.4 million over the prior year quarter. This decrease resulted primarily from the decrease in same-store sales and company-owned restaurants. The current quarter also benefited from $1.5 million of reductions in workers' compensation and general liability accruals resulting from improved actuarial trends. The decrease in amortization of excess reorganization value from the prior year quarter resulted from an impairment charge to reorganization value recorded in the fourth quarter of 1999. Additionally, the decrease in depreciation and other amortization in the current quarter relates to a significant group of assets that became fully depreciated at the end of the second quarter of 1999.

EBITDA AS DEFINED decreased $1.1 million (14.9%) compared to the prior year quarter as a result of the factors noted in the preceding paragraphs, excluding the decrease in depreciation and amortization expense.

Coco's OPERATING LOSS decreased $2.4 million compared to the prior year quarter as a result of the factors noted above.


Carrows
-------

                                                                  Quarter Ended
                                                          ----------------------------          %
                                                          June 28, 2000  June 30, 1999  Increase/(Decrease)
                                                          -------------  -------------  -------------------
($ in millions, except average unit data)
Total systemwide sales                                     $   46.4       $   48.4             (4.1)
                                                           ========       ========

Net company sales                                          $   39.3       $   41.4             (5.1)
Franchise revenue                                               0.6            0.6              ---
                                                           --------       --------
   Total revenue                                               39.9           42.0             (5.0)
                                                           --------       --------
Operating expenses:
   Amortization of reorganization value in excess
      of amounts allocable to identifiable assets               2.2            4.5            (51.1)
   Other                                                       39.4           41.0             (3.9)
                                                           --------       --------
   Total operating expenses                                    41.6           45.5             (8.6)
                                                           --------       --------
Operating loss                                             $   (1.7)      $   (3.5)           (51.4)
                                                           ========       ========

EBITDA as defined                                          $    4.5       $    5.1            (11.8)

Average unit sales (in thousands):

   Company-owned                                            334,800        345,300             (3.0)
   Franchised                                               254,500        262,600             (3.1)

Same-store sales decrease (company-owned)                    (2.9)%         (4.3)%



Carrows' NET COMPANY SALES for the second quarter of 2000 decreased $2.1 million (5.1%) compared to the prior year quarter. The decrease primarily reflects the impact of fewer company-owned units along with a 2.9% decrease in same-store sales over the prior year quarter. FRANCHISE REVENUE remained flat compared to the prior year quarter.

Carrows' OPERATING EXPENSES decreased $3.9 million (8.6%) compared to the prior year quarter. Excluding the impact of a $2.3 million decrease in amortization of excess reorganization value and a $0.1 million decrease in depreciation and other amortization, operating expenses decreased $1.5 million over the prior year quarter. This decrease results primarily from the decrease in same-store sales and in company-owned restaurants. The current quarter benefited from $1.3 million of reductions in workers' compensation and general liability accruals resulting from improved actuarial trends. Additionally, higher legal accruals related to pending litigation were offset by the reduction of lease liabilities resulting from the renegotiation of a closed store lease. The decrease in amortization of excess reorganization value from the prior year quarter resulted from an impairment charge to reorganization value recorded in the fourth quarter of 1999.

EBITDA AS DEFINED decreased $0.6 million (11.8%) compared to the prior year quarter as a result of the factors noted in the proceeding paragraphs, excluding the decrease in depreciation and amortization expense.

Carrows' OPERATING LOSS decreased $1.8 million compared to the prior year quarter as a result of the factors noted above.

FRD Consolidated
----------------

The Company's CONSOLIDATED EBITDA AS DEFINED decreased $1.7 million (13.6%) for the second quarter of 2000 compared to the second quarter of 1999. This decrease is a result of the factors discussed in the preceding paragraphs.

CONSOLIDATED INTEREST EXPENSE, NET, increased $0.2 million (3.5%) compared to the prior year quarter.

The PROVISION FOR (BENEFIT FROM) INCOME TAXES from continuing operations for the quarter ended June 28, 2000 has been computed based on management's estimate of the annual effective income tax rate applied to loss before taxes. The Company recorded an income tax provision reflecting an approximate rate of 1.2% for the quarter ended June 28, 2000 compared to an income tax benefit reflecting an approximate rate of (6.9)% for the quarter ended June 30, 1999. The increase in the income tax rate over the prior year quarter is principally due to the establishment of a valuation allowance on the loss generated in the current quarter.

The decrease in CONSOLIDATED NET LOSS of $3.0 million in comparison to the prior year quarter is a result of the items previously discussed.

Two Quarters Ended June 28, 2000 Compared to Two Quarters Ended June 30, 1999
-----------------------------------------------------------------------------

Coco's
------

                                                               Two Quarters Ended
                                                          ----------------------------          %
                                                          June 28, 2000  June 30, 1999  Increase/(Decrease)
                                                          -------------  -------------  -------------------
($ in millions, except average unit data)
Total systemwide sales                                     $   302.2      $   287.1              5.3
                                                           =========      =========

Net company sales                                          $   106.6      $   109.2             (2.4)
Franchise and licensing revenue                                  2.9            2.9              ---
                                                           ---------      ---------
   Total revenue                                               109.5          112.1             (2.3)
                                                           ---------      ---------
Operating expenses:
   Amortization of reorganization value in excess
      of amounts allocable to identifiable assets                5.0           10.5            (52.4)
   Other                                                       107.0          109.8             (2.6)
                                                           ---------      ---------
   Total operating expenses                                    112.0          120.3             (6.9)
                                                           ---------      ---------
Operating loss                                             $    (2.5)     $    (8.2)           (69.5)
                                                           =========      =========

EBITDA as defined                                          $    11.8      $    12.8             (7.8)

Average unit sales:
   Company-owned                                             737,900        728,600              1.3
   Franchised                                                674,100        632,400              6.6

Same-store sales increase (decrease) (company-owned)            0.1%         (6.3)%



Coco's NET COMPANY SALES for the two quarters ended June 28, 2000 decreased $2.6 million (2.4%) compared to the prior year. The decrease reflects fewer company-owned units versus the prior year period, partially offset by a 0.1% increase in same-store sales. FRANCHISE AND LICENSING REVENUE remained relatively flat compared to the prior year period.

Coco's OPERATING EXPENSES decreased $8.3 million (6.9%) compared to the prior year comparable period. Excluding the impact of a $5.5 million decrease in amortization of excess reorganization value and a $1.2 million decrease in depreciation and other amortization, operating expenses decreased $1.6 million over the prior year comparable period. This decrease resulted primarily from the decrease in company-owned restaurants. The current period also benefited from $1.5 million of reductions in workers' compensation and general liability accruals resulting from improved actuarial trends.

The decrease in amortization of excess reorganization value resulted from an impairment charge to reorganization value recorded in the fourth quarter of 1999. Additionally, the decrease in depreciation and other amortization in the current period relates to a significant group of assets that became fully depreciated at the end of the second quarter of 1999.

EBITDA AS DEFINED decreased $1.0 million (7.8%) compared to the prior year same period as a result of the factors noted in the preceding paragraphs, excluding the decrease in depreciation and amortization expense.

Coco's OPERATING LOSS decreased $5.7 million compared to the prior year comparable period as a result of the factors noted above.

Carrows
-------

                                                               Two Quarters Ended
                                                          ----------------------------          %
                                                          June 28, 2000  June 30, 1999  Increase/(Decrease)
                                                          -------------  -------------  -------------------
($ in millions, except average unit data)
Total systemwide sales                                     $     92.3     $   94.8             (2.6)
                                                           ==========     ========

Net company sales                                          $     77.8     $   80.9             (3.8)
Franchise revenue                                                 1.2          1.2              ---
                                                           ----------     --------
   Total revenue                                                 79.0         82.1             (3.8)
                                                           ----------     --------
Operating expenses:
   Amortization of reorganization value in excess
      of amounts allocable to identifiable assets                 4.4          8.9            (50.6)
   Other                                                         78.3         82.5             (5.1)
                                                           ----------     --------
   Total operating expenses                                      82.7         91.4             (9.5)
                                                           ----------     --------
Operating loss                                             $     (3.7)    $   (9.3)           (60.2)
                                                           ==========     ========

EBITDA as defined                                          $      7.9     $    7.6              3.9

Average unit sales (in thousands):
   Company-owned                                              662,200      673,900             (1.7)
   Franchised                                                 517,800      526,000             (1.6)

Same-store sales decrease (company-owned)                      (1.4)%       (4.0)%




Carrows' NET COMPANY SALES for the two quarters ended June 28, 2000 decreased $3.1 million (3.8%) compared to the 1999 comparable period. The decrease primarily reflects the impact of fewer company-owned units along with a decrease in same-store sales over the prior year period. FRANCHISE REVENUE remained flat compared to the prior year period.

Carrows' OPERATING EXPENSES decreased $8.7 million (9.5%) compared to the prior year comparable period. Excluding the impact of a $4.5 million decrease in amortization of excess reorganization value and a $0.8 million decrease in depreciation and other amortization, operating expenses decreased $3.4 million over the prior year comparable period. The decrease primarily reflects the impact of fewer company-owned units. The current period also benefited from $1.3 million of reductions in workers' compensation and general liability accruals resulting from improved actuarial trends. Additionally, higher accruals related to pending litigation were offset by the reduction of lease liabilities resulting from the renegotiation of a closed store lease. The decrease in amortization of excess reorganization value from the prior year resulted from an impairment charge to reorganization value recorded in the fourth quarter of 1999.

EBITDA AS DEFINED increased $0.3 million (3.9%) compared to the prior year same period as a result of the factors noted in the proceeding paragraphs, excluding the decrease in depreciation and amortization expense.

Carrows' OPERATING LOSS decreased $5.6 million compared to the prior year same period as a result of the factors noted above.

FRD Consolidated
----------------

The Company's CONSOLIDATED EBITDA AS DEFINED decreased $0.8 million (3.9%) for the two quarters ended June 28, 2000 compared to the prior year period. This decrease is a result of the factors discussed in the preceding paragraphs.

CONSOLIDATED INTEREST EXPENSE, NET, increased $0.1 million (0.6%) compared to the prior year period.

The PROVISION FOR (BENEFIT FROM) INCOME TAXES from continuing operations for the two quarters ended June 28, 2000 has been computed based on management's estimate of the annual effective income tax rate applied to loss before taxes. The Company recorded an income tax provision reflecting an approximate rate of 1.0% for the two quarters ended June 28, 2000 compared to an income tax benefit reflecting an approximate rate of (8.3)% for the two quarters ended June 30, 1999. The increase in the income tax rate over the prior year period is principally due to the establishment of a valuation allowance on the loss generated in the current period.

The decrease in CONSOLIDATED NET LOSS of $8.7 million in comparison to the prior year period is a result of the items previously discussed.

Liquidity and Capital Resources

On May 14, 1999, FRD and certain of its operating subsidiaries entered into a new $70 million credit facility (the "New FRD Credit Facility"). The New FRD Credit Facility, which is guaranteed by Advantica, consists of a $30 million term loan and a $40 million revolving credit facility and matures in May 2003. Such facility is unavailable to Advantica and its other subsidiaries. At June 28, 2000, the Company had $30.0 million outstanding term loan borrowings, no outstanding working capital borrowings and letters of credit outstanding of $11.1 million, leaving a net availability of $28.9 million.

At June 28, 2000 and December 29, 1999, the Company had working capital deficits of $67.6 million and $61.0 million, respectively. The Company is able to operate with a substantial working capital deficit because: (1) restaurant operations are conducted on a cash (and cash equivalent) basis with a low level of accounts receivable, (2) rapid turnover allows a limited investment in inventories; and
(3) accounts payable for food, beverages, and supplies usually become due after the receipt of cash from related sales. The Company intends to continue to operate with working capital deficits.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company's market risk exposure at June 28, 2000 is consistent with the types of market risk and amount of exposure presented in its Annual Report on Form 10-K for the year ended December 29, 1999.

                           PART II - OTHER INFORMATION

Item 1.    Legal Proceedings

Two current and three former managers of Carrows restaurant units have initiated, in the Superior Court of Los Angeles County, California, a class action lawsuit seeking, among other things, overtime compensation for managers employed in California. The action, which is currently in its initial stages pending class certification, was originally filed on November 8, 1999. The suit alleges that Carrows requires its California managers to work more than 50% of their time performing nonmanagement related tasks, thus entitling them to overtime compensation. Carrows contends that it properly classifies its managers as salaried employees, thereby exempting them from the payment of overtime compensation.

Item 6.    Exhibits and Reports on Form 8-K.

a.         The following are included as exhibits to this report:


Exhibit
  No.     Description
-------   -----------

  27      Financial Data Schedule

---------------------

b. No reports on Form 8-K were filed during the quarter ended June 28, 2000.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      FRD ACQUISITION CO.



Date:      August 14, 2000            By:   /s/ Ronald B. Hutchison
                                         --------------------------------
                                         Ronald B. Hutchison
                                         Executive Vice President
                                         (Duly authorized officer of
                                         registrant/principal financial officer)