Form 10-Q
period 2000-09-27
FRD ACQUISITION CO
filed 2000-11-13
CIK 1017916

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange
    Act of 1934 for the quarterly period ended September 27, 2000, or

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

           Yes   [X]                        No   [ ]

As of November 10, 2000, 1,000 shares of the registrant's Common Stock, $0.10 par value per share, were outstanding, all of which were owned by the registrant's parent, Advantica Restaurant Group, Inc.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

FRD Acquisition Co.
Statements of Consolidated Operations
(Unaudited)



                                                                  Quarter               Quarter
                                                                   Ended                 Ended
                                                            September 27, 2000    September 29, 1999

                                                            ------------------    ------------------
(In thousands)
Revenue:
   Company restaurant sales                                     $  88,676             $  95,735
   Franchise and licensing revenue                                  2,256                 2,251
                                                                ---------             ---------
      Total operating revenue                                      90,932                97,986
                                                                ---------             ---------
Cost of company restaurant sales:
   Product costs                                                   23,016                25,164
   Payroll and benefits                                            36,399                37,696
   Occupancy                                                        4,971                 5,892
   Other operating expenses                                        14,563                12,177
                                                                ---------             ---------
      Total costs of company restaurant sales                      78,949                80,929
Franchise restaurant costs                                            896                   851
General and administrative expenses                                 3,369                 3,801
Management fees to Advantica                                          904                   974
Allocated costs from Advantica                                        631                   650
Amortization of reorganization value in excess of amounts
  allocable to identifiable assets                                  4,660                 9,734
Depreciation and other amortization                                 6,785                 6,418
Gains on refranchising and other, net                                 (24)                 (222)
                                                                ---------             ---------
      Total operating costs and expenses                           96,170               103,135
                                                                ---------             ---------
Operating loss                                                     (5,238)               (5,149)
                                                                ---------             ---------
Other expenses:
   Interest expense, net                                            6,002                 6,401
   Other nonoperating expenses (income), net                            1                    (7)
                                                                ---------             ---------
      Total other expenses, net                                      6003                 6,394
                                                                ---------             ---------
Loss before taxes                                                 (11,241)              (11,543)
Provision for (benefit from) income taxes                             108                (3,461)
                                                                ---------             ---------
Net loss                                                        $ (11,349)            $  (8,082)
                                                                =========             =========


                             See accompanying notes

FRD Acquisition Co.
Statements of Consolidated Operations
(Unaudited)

                                                               Three Quarters        Three Quarters
                                                                   Ended                 Ended
                                                             September 27, 2000    September 29, 1999
                                                             ------------------    ------------------
(In thousands)
Revenue:
   Company restaurant sales                                     $ 273,083             $ 285,836
   Franchise and licensing revenue                                  6,350                 6,358
                                                                ---------             ---------
      Total operating revenue                                     279,433               292,194
                                                                ---------             ---------
Cost of company restaurant sales:
   Product costs                                                   71,348                74,706
   Payroll and benefits                                           108,799               112,158
   Occupancy                                                       14,716                17,714
   Other operating expenses                                        40,342                39,198
                                                                ---------             ---------
      Total costs of company restaurant sales                     235,205               243,776
Franchise restaurant costs                                          2,600                 3,014
General and administrative expenses                                13,026                11,595
Management fees to Advantica                                        2,778                 2,903
Allocated costs from Advantica                                      1,917                 1,950
Amortization of reorganization value in excess of amounts
  allocable to identifiable assets                                 14,080                29,168
Depreciation and other amortization                                21,342                23,032
Gains on refranchising and other, net                                 (64)                 (553)
                                                                ---------             ---------
      Total operating costs and expenses                          290,884               314,885
                                                                ---------             ---------
Operating loss                                                    (11,451)              (22,691)
                                                                ---------             ---------
Other expenses:
   Interest expense, net                                           18,844                19,165
   Other nonoperating (income) expenses, net                          (40)                  149
                                                                ---------             ---------
      Total other expenses, net                                    18,804                19,314
                                                                ---------             ---------
Loss before taxes                                                 (30,255)              (42,005)
Provision for (benefit from) income taxes                             297                (6,001)
                                                                ---------             ---------
Net loss                                                        $ (30,552)            $ (36,004)
                                                                =========             =========


                                                       See accompanying notes

FRD Acquisition Co.
Consolidated Balance Sheets
(Unaudited)

                                                             September 27, 2000    September 29, 1999
                                                             ------------------    ------------------
(In thousands)
Assets
Current Assets:
  Cash and cash equivalents                                     $   1,318             $   8,392
  Receivables                                                       4,562                 4,852
  Inventories                                                       2,538                 2,700
  Other                                                             3,796                 3,941
                                                                ---------             ---------
                                                                   12,214                19,885
                                                                ---------             ---------

Property and equipment                                            172,341               164,644
Accumulated depreciation                                          (70,173)              (52,975)
                                                                ---------             ---------
                                                                  102,168               111,669
                                                                ---------             ---------
Other Assets:
  Reorganization value in excess of amounts allocable
      to identifiable assets, net                                  41,741                55,812
  Other intangibles, net                                           37,428                39,406
  Other                                                             5,439                 5,102
                                                                ---------             ---------
                                                                   84,608               100,320
                                                                ---------             ---------
Total Assets                                                    $ 198,990             $ 231,874
                                                                =========             =========


Liabilities and Shareholder's Equity (Deficit)
Current Liabilities:
   Current maturities of long-term debt                         $  44,559             $   2,770
   Accounts payable                                                12,833                19,293
   Accrued salaries and vacation                                    8,770                 7,858
   Accrued insurance                                                4,529                 3,627
   Accrued interest                                                 4,556                 9,491
   Payable to Advantica                                            28,468                23,809
   Other                                                           14,083                14,025
                                                                ---------             ---------
                                                                  117,798                80,873
                                                                ---------             ---------
Long-Term Liabilities:
   Debt, less current maturities                                  173,727               207,164
   Liability for insurance claims                                   4,582                 7,817
   Other noncurrent liabilities                                    11,181                13,766
                                                                ---------             ---------
                                                                  189,490               228,747
                                                                ---------             ---------
Total Liabilities                                                 307,288               309,620
                                                                ---------             ---------

Shareholder's Equity (Deficit):
   Common stock: par value $0.10; 1,000 shares authorized,
      issued and outstanding                                           --                    --
   Paid-in capital                                                 99,719                99,719
   Deficit                                                       (208,017)             (177,465)
                                                                ---------             ---------
Total Shareholder's Equity (Deficit)                             (108,298)              (77,746)
                                                                ---------             ---------
Total Liabilities and Shareholder's Equity (Deficit)            $ 198,990             $ 231,874
                                                                =========             =========


                             See accompanying notes

FRD Acquisition Co.
Statements of Consolidated Cash Flows
(Unaudited)


                                                               Three Quarters        Three Quarters
                                                                   Ended                 Ended
                                                             September 27, 2000    September 29, 1999
                                                             ------------------    ------------------
(In thousands)
Cash Flows From Operating Activities:
Net loss                                                        $(30,552)             $(36,004)
Adjustments to reconcile loss to
  cash flows used in operating activities:
   Amortization of reorganization value in excess of
     amounts allocable to identifiable assets                     14,080                29,168
   Depreciation and other amortization                            21,342                23,032
   Amortization of deferred financing costs                          572                 1,124
   Amortization of debt premium                                   (1,387)               (1,255)
   Gains on refranchising and other, net                             (64)                 (553)
   Deferred tax benefit                                               --                (6,247)
Decrease (increase) in assets:
   Receivables                                                       291                 1,830
   Inventories                                                       163                   438
   Other current assets                                              144                (1,001)
   Other assets                                                     (850)               (2,687)
Increase (decrease) in liabilities:
   Accounts payable                                               (6,460)               (7,035)
   Accrued salaries and vacation                                     912                (1,507)
   Payable to Advantica                                            4,660                 4,867
   Other accrued liabilities                                      (5,142)               (7,780)
   Liability for insurance claims                                 (2,333)               (2,048)
   Other noncurrent liabilities                                   (2,321)                 (606)
                                                                --------              --------
Net cash flows used in operating activities                       (6,945)               (6,264)
                                                                --------              --------

Cash flows From Investing Activities:
   Purchase of property                                           (9,779)              (13,008)
   Proceeds from disposition of property                              16                   613
                                                                --------              --------
Net cash flows used in investing activities                       (9,763)              (12,395)
                                                                --------              --------

Cash Flows From Financing Activities:
   Principal debt payments                                        (2,166)              (12,929)
   Borrowing on credit facilities                                 11,800                30,000
                                                                --------              --------
Net cash flows provided by financing activities                    9,634                17,071
                                                                --------              --------

Decrease in cash and cash equivalents                             (7,074)               (1,588)
Cash and Cash Equivalents at:
   Beginning of period                                             8,392                 5,841
                                                                --------              --------
   End of period                                                $  1,318              $  4,253
                                                                ========              ========


                             See accompanying notes

FRD ACQUISITION CO.
Notes to Consolidated Financial Statements
September 27, 2000
(Unaudited)

Note 1.  General

FRD Acquisition Co. ("FRD" or, together with its subsidiaries, the "Company"), a wholly owned subsidiary of Advantica Restaurant Group, Inc. ("Advantica"), owns and operates the Coco's and Carrows restaurant brands. During the first quarter of 2000, Advantica announced a plan to explore the possible sale of FRD.

The consolidated financial statements of the Company included herein are unaudited and include all adjustments management believes are necessary for a fair presentation of the results of operations for such interim periods. All such adjustments are of a normal and recurring nature. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 29, 1999 and the related Management's Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in the FRD Acquisition Co. 1999 Annual Report on Form 10-K. The results of operations for the three quarters ended September 27, 2000 are not necessarily indicative of the results for the entire fiscal year ending December 27, 2000.

Note 2.  Related Party Transactions

Certain administrative functions are provided for the Company by Advantica. The Company is allocated a portion of these expenses based upon services received. These allocations, which are in addition to management fees equal to one percent of revenues payable to Advantica under the management services agreement, are included in operating expenses and totaled $0.6 million and $1.9 million for the quarter and three quarters ended September 27, 2000 and $0.7 million and $2.0 million for the quarter and three quarters ended September 29, 1999, respectively. Payment of the fees to Advantica cannot occur unless certain financial targets are met as described in the Company's senior notes indenture and in the FRD Credit Facility (as defined below). Advantica's method of allocating these expenses is not the only reasonable method and other reasonable methods of allocation might produce different results.

Note 3.  Earnings (Loss) Per Common Share

As described in Note 1, FRD is a wholly owned subsidiary of Advantica. Accordingly, per share data is not meaningful and has been omitted for all periods.

Note 4.  Debt

On May 14, 1999, FRD and certain of its operating subsidiaries entered into a new $70 million credit facility (the "FRD Credit Facility"). The FRD Credit Facility, which is guaranteed by Advantica, consists of a $30.0 million term loan and a $40 million revolving credit facility and matures in May 2003. Such facility is unavailable to Advantica and its other subsidiaries. FRD has entered into an amendment with the lenders under the FRD Credit Facility which, among other things, provides a waiver of compliance with certain third quarter financial covenants until January 8, 2001. If Advantica's process of selling FRD is not completed by January 8, 2001, the Company may be required to seek an additional waiver or negotiate other arrangements with its lenders. No assurance can be given that the Company will be able to obtain such additional waiver or to negotiate such other arrangements on commercially reasonable terms or otherwise, if needed. As a result, the outstanding term loan borrowings of $30.0 million have been reclassified as current debt. The Company believes, however, that it will be able to successfully complete the FRD sales process or negotiate other arrangements with its lenders.

Note 5.  Segment Information

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

                                                    Quarter               Quarter            Three Quarters        Three Quarters
                                                     Ended                 Ended                 Ended                 Ended
                                               September 27, 2000    September 29, 1999    September 27, 2000    September 29, 1999
                                               ------------------    ------------------    ------------------    -------------------
(In thousands)
REVENUE
Coco's                                              $  51,832             $  56,096             $ 161,333             $ 168,154
Carrows                                                39,100                41,890               118,100               124,040
                                                    ---------             ---------             ---------             ---------
Total consolidated revenue                          $  90,932             $  97,986             $ 279,433             $ 292,194
                                                    =========             =========             =========             =========

EBITDA AS DEFINED
Coco's                                              $   3,760             $   6,353             $  15,539             $  19,166
Carrows                                                 3,351                 5,624                11,210                13,246
                                                    ---------             ---------             ---------             ---------
Total consolidated EBITDA as defined                    7,111                11,977                26,749                32,412
Depreciation and amortization expense                 (11,445)              (16,152)              (35,422)              (52,200)
Management fees to Advantica                             (904)                 (974)               (2,778)               (2,903)
Other charges:
   Interest expense, net                               (6,002)               (6,401)              (18,844)              (19,165)
   Other, net                                              (1)                    7                    40                  (149)
                                                    ---------             ---------             ---------             ---------
Consolidated loss before income taxes               $ (11,241)            $ (11,543)            $ (30,255)            $ (42,005)
                                                    =========             =========             =========             =========


Note 6.  SFAS 133 and SFAS 138 Implementation

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). In June 2000, the FASB issued Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities -- an amendment of FASB Statement No. 133" ("SFAS 138"), which amends certain provisions of SFAS 133 to clarify areas causing difficulties in implementation, including expanding the normal purchase and sale exemption for supply contracts. Advantica has appointed a team to implement SFAS 133 for the entire enterprise, including FRD. This team has been implementing a SFAS 133 risk management process, educating both financial and nonfinancial personnel, reviewing contracts to identify derivatives and embedded derivatives and addressing various other SFAS 133-related issues. FRD will adopt SFAS 133 and the corresponding amendments under SFAS 138 on January 1, 2001. SFAS 133, as amended by SFAS 138, is not expected to have a material impact on the Company's consolidated results of operations, financial position or cash flows.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is intended to highlight significant changes in financial position as of September 27, 2000 and the results of operations for the quarter and three quarters ended September 27, 2000 as compared to the quarter and three quarters ended September 29, 1999. The forward-looking statements included in Management's Discussion and Analysis of Financial Condition and Results of Operations, which reflect management's best judgment based on factors currently known, involve risks, uncertainties, and other factors which may cause the actual performance of FRD and its subsidiaries and underlying concepts to be materially different from the performance indicated or implied by such statements. Such factors include, among others: competitive pressures from within the restaurant industry; the level of success of the Company's operating initiatives and advertising and promotional efforts, including the initiatives and efforts specifically mentioned herein; adverse publicity; changes in business strategy or development plans; terms and availability of capital; regional weather conditions; overall changes in the general economy, particularly at the retail level; and other factors included in the discussion below, in Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Annual Report on Form 10-K for the year ended December 29, 1999 and in Exhibit 99.1 thereto.

RESULTS OF OPERATIONS

Quarter Ended September 27, 2000 Compared to Quarter Ended September 29, 1999
-----------------------------------------------------------------------------

The table below summarizes restaurant activity for the quarter ended September 27, 2000:

                              Ending        Units        Net         Units       Ending               Ending
                               Units       Opened/      Units        Sold/        Units                Units
                           June 28, 2000  Acquired   Refranchised   Closed  September 27, 2000   September 29, 1999
                           -------------  --------   ------------   ------  -------------------  ------------------
Coco's
    Company-owned units        144           --           --           --           144                  150
    Franchised units            34            2           --           --            36                   34
    Licensed units             301            2           --           (3)          300                  305
                              ----         ----         ----         ----          ----                 ----
                               479            4           --           (3)          480                  489
                              ----         ----         ----         ----          ----                 ----
Carrows
    Company-owned units        116           --           --           --           116                  120
    Franchised units            28            1           --           (1)           28                   28
                              ----         ----         ----         ----          ----                 ----
                               144            1           --           (1)          144                  148
                              ----         ----         ----         ----          ----                 ----
                               623            5           --           (4)          624                  637
                              ====         ====         ====         ====          ====                 ====


Coco's
                                                                     Quarter Ended
                                                        ----------------------------------------            %
                                                        September 27, 2000    September 29, 1999    Increase/(Decrease)
                                                       ------------------    ------------------    -------------------
($ in millions, except average unit data)
Total systemwide sales                                     $   161.6              $    163.3             (1.0)
                                                           =========              ==========

Net company sales                                          $    50.2              $     54.5             (7.9)
Franchise and licensing revenue                                  1.6                     1.6               --
                                                           ---------              ----------
   Total revenue                                                51.8                    56.1             (7.7)
                                                           ---------              ----------
Operating expenses:
   Amortization of reorganization value in excess
      of amounts allocable to identifiable assets                2.5                     5.2            (51.9)
   Other                                                        52.5                    54.0             (2.8)
                                                           ---------              ----------
   Total operating expenses                                     55.0                    59.2             (7.1)
                                                           ---------              ----------
Operating loss                                             $    (3.2)             $     (3.1)             3.2
                                                           =========              ==========

EBITDA as defined                                          $     3.8              $      6.4            (40.6)

Average unit sales:
   Company-owned                                             351,300                 364,800             (3.7)
   Franchised                                                333,700                 336,200             (0.7)

Same-store sales decrease (company-owned)                     (5.1)%                  (5.6)%



Coco's NET COMPANY SALES for the third quarter of 2000 decreased $4.3 million (7.9%) compared to the prior year quarter. The decrease is the result of a 5.1% decrease in same-store sales along with a decrease in the number of company-owned units. FRANCHISE AND LICENSING REVENUE remained flat compared to the prior year quarter.

Coco's OPERATING EXPENSEs decreased $4.2 million (7.1%) compared to the prior year quarter. Excluding the impact of a $2.7 million decrease in amortization of excess reorganization value, operating expenses decreased $1.5 million over the prior year quarter. The decrease resulted primarily from lower same-store sales and fewer company-owned restaurants. The decrease in amortization of excess reorganization value from the prior year quarter resulted from an impairment charge to reorganization value recorded in the fourth quarter of 1999.

EBITDA AS DEFINED decreased $2.6 million (40.6%) compared to the prior year quarter as a result of the factors noted in the preceding paragraphs, excluding the decrease in amortization expense.

Coco's OPERATING LOSS increased $0.1 million compared to the prior year quarter as a result of the factors noted above.


Carrows
                                                                     Quarter Ended
                                                        ----------------------------------------            %
                                                        September 27, 2000    September 29, 1999    Increase/(Decrease)
                                                       ------------------    ------------------    -------------------
($ in millions, except average unit data)
Total systemwide sales                                    $   45.2                $   48.4                (6.6)
                                                          ========                ========

Net company sales                                         $   38.5                $   41.2                (6.6)
Franchise revenue                                              0.6                     0.7               (14.3)
                                                          --------                --------
   Total revenue                                              39.1                    41.9                (6.7)
                                                          --------                --------
Operating expenses:
   Amortization of reorganization value in excess
      of amounts allocable to identifiable assets              2.2                     4.5               (51.1)
   Other                                                      38.9                    39.4                (1.3)
                                                          --------                --------
   Total operating expenses                                   41.1                    43.9                (6.4)
                                                          --------                --------
Operating loss                                            $   (2.0)               $   (2.0)                 --
                                                          ========                ========

EBITDA as defined                                         $    3.3                $    5.6               (41.1)

Average unit sales (in thousands):

   Company-owned                                           329,800                 343,900                (4.1)
   Franchised                                              245,400                 259,500                (5.4)

Same-store sales decrease (company-owned)                   (4.7)%                  (3.7)%



Carrows' NET COMPANY SALES for the third quarter of 2000 decreased $2.7 million (6.6%) compared to the prior year quarter. The decrease primarily reflects the impact of fewer company-owned units along with a 4.7% decrease in same-store sales over the prior year quarter. FRANCHISE REVENUE remained relatively flat compared to the prior year quarter.

Carrows' OPERATING EXPENSES decreased $2.8 million (6.4%) compared to the prior year quarter. Excluding the impact of a $2.3 million decrease in amortization of excess reorganization value, operating expenses decreased $0.5 million over the prior year quarter. The decrease primarily reflects the impact of lower same-store sales and fewer company-owned units. The decrease in amortization of excess reorganization value from the prior year quarter resulted from an impairment charge to reorganization value recorded in the fourth quarter of 1999.

EBITDA AS DEFINED decreased $2.3 million (41.1%) compared to the prior year quarter as a result of the factors noted in the proceeding paragraphs, excluding the decrease in amortization expense.

Carrows' OPERATING LOSS remained flat compared to the prior year quarter.

FRD CONSOLIDATED

The Company's CONSOLIDATED EBITDA AS DEFINED decreased $4.9 million (40.6%) for the third quarter of 2000 compared to the third quarter of 1999. This decrease is a result of the factors discussed in the preceding paragraphs.

CONSOLIDATED INTEREST EXPENSE, NET, decreased $0.4 million (6.2%) compared to the prior year quarter.

The PROVISION FOR (BENEFIT FROM) INCOME TAXES from continuing operations for the quarter ended September 27, 2000 has been computed based on management's estimate of the annual effective income tax rate applied to loss before taxes. The Company recorded an income tax provision reflecting an approximate rate of 1.0% for the quarter ended September 27, 2000 compared to an income tax benefit reflecting an approximate rate of (30.0)% for the quarter ended September 29, 1999. The increase in the income tax rate over the prior year quarter is principally due to the establishment of a valuation allowance on the loss generated in the current quarter.

The increase in CONSOLIDATED NET LOSS of $3.3 million in comparison to the prior year quarter is a result of the items previously discussed.

Three Quarters Ended September 27, 2000 Compared to Three Quarters Ended September 29, 1999
--------------------------------------------------------------------------------


Coco's
                                                                  Three Quarters Ended
                                                        ----------------------------------------            %
                                                        September 27, 2000    September 29, 1999    Increase/(Decrease)
                                                        ------------------    ------------------    -------------------
($ in millions, except average unit data)
Total systemwide sales                                     $    463.8             $    450.5           3.0
                                                           ==========             ==========

Net company sales                                          $    156.8             $    163.7          (4.2)
Franchise and licensing revenue                                   4.5                    4.5            --
                                                           ----------             ----------
   Total revenue                                                161.3                  168.2          (4.1)
                                                           ----------             ----------
Operating expenses:
   Amortization of reorganization value in excess
      of amounts allocable to identifiable assets                 7.5                   15.7         (52.2)
   Other                                                        159.6                  163.8          (2.6)
                                                           ----------             ----------
   Total operating expenses                                     167.1                  179.5          (6.9)
                                                           ----------             ----------
Operating loss                                             $     (5.8)            $    (11.3)        (48.7)
                                                           ==========             ==========

EBITDA as defined                                          $     15.5             $     19.2         (19.3)

Average unit sales:
   Company-owned                                            1,089,100              1,093,400            (0.4)
   Franchised                                               1,007,800                968,400             4.1

Same-store sales increase (decrease) (company-owned)           (1.7)%                 (6.1)%


Coco's NET COMPANY SALES for the three quarters ended September 27, 2000 decreased $6.9 million (4.2%) compared to the prior period. The decrease is the result of a 1.7% decrease in same-store sales along with a decrease in the number of company-owned units. FRANCHISE AND LICENSING REVENUE remained flat over the prior year period.

Coco's OPERATING EXPENSEs decreased $12.4 million (6.9%) compared to the prior year comparable period. Excluding the impact of a $8.2 million decrease in amortization of excess reorganization value and a $0.9 million decrease in depreciation and other amortization, operating expenses decreased $3.3 million over the prior year comparable period. The decrease resulted primarily from lower same-store sales and fewer company-owned restaurants. The current period also benefited from $1.5 million of reductions in workers' compensation and general liability accruals resulting from improved actuarial trends. The decrease in amortization of excess reorganization value resulted from an impairment charge to reorganization value recorded in the fourth quarter of 1999. Additionally, the decrease in depreciation and other amortization in the current period relates to a significant group of assets that became fully depreciated at the end of the second quarter of 1999.

EBITDA as defined decreased $3.7 million (19.3%) compared to the prior year same period as a result of the factors noted in the preceding paragraphs, excluding the decrease in depreciation and amortization expense.

Coco's OPERATING LOSS decreased $5.5 million compared to the prior year period as a result of the factors noted above.


Carrows
                                                                  Three Quarters Ended
                                                        ----------------------------------------            %
                                                        September 27, 2000    September 29, 1999    Increase/(Decrease)
                                                        ------------------    ------------------    -------------------
($ in millions, except average unit data)
Total systemwide sales                                     $  137.5               $    143.1             (3.9)
                                                           ========               ==========

Net company sales                                          $  116.2               $    122.1             (4.8)
Franchise revenue                                               1.9                      1.9               --
                                                           --------               ----------
   Total revenue                                              118.1                    124.0             (4.8)
                                                           --------               ----------
Operating expenses:
   Amortization of reorganization value in excess
      of amounts allocable to identifiable assets               6.6                     13.4            (50.7)
   Other                                                      117.2                    122.0             (3.9)
                                                           --------               ----------
   Total operating expenses                                   123.8                    135.4             (8.6)
                                                           --------               ----------
Operating loss                                             $   (5.7)              $    (11.4)           (50.0)
                                                           ========               ==========

EBITDA as defined                                          $   11.2               $     13.2            (15.2)

Average unit sales (in thousands):

   Company-owned                                            991,900                1,017,800             (2.5)
   Franchised                                               763,200                  785,500             (2.8)

Same-store sales decrease (company-owned)                    (2.5)%                   (3.9)%


Carrows' NET COMPANY SALES for the three quarters ended September 27, 2000 decreased $5.9 million (4.8%) compared to the 1999 comparable period. The decrease primarily reflects the impact of fewer company-owned units along with a decrease in same-store sales over the prior year period. FRANCHISE REVENUE remained flat compared to the prior year period.

Carrows' OPERATING EXPENSES decreased $11.6 million (8.6%) compared to the prior year comparable period. Excluding the impact of a $6.8 million decrease in amortization of excess reorganization value and a $0.8 million decrease in depreciation and other amortization, operating expenses decreased $4.0 million over the prior year comparable period. The decrease primarily reflects the impact of lower same-store sales and fewer company-owned units. The current period also benefited from $1.3 million of reductions in workers' compensation and general liability accruals resulting from improved actuarial trends. Additionally, higher accruals related to pending litigation were offset by the reduction of lease liabilities resulting from the renegotiation of a closed store lease. The decrease in amortization of excess reorganization value from the prior year resulted from an impairment charge to reorganization value recorded in the fourth quarter of 1999.

EBITDA AS DEFINED decreased $2.0 million (15.2%) compared to the prior year period as a result of the factors noted in the proceeding paragraphs, excluding the decrease in depreciation and amortization expense.

Carrows' OPERATING LOSS decreased $5.7 million compared to the prior year period as a result of the factors noted above.

FRD Consolidated

The Company's CONSOLIDATED EBITDA AS DEFINED decreased $5.7 million (17.5%) for the three quarters ended September 27, 2000 compared to the prior year period. This decrease is a result of the factors discussed in the preceding paragraphs.

CONSOLIDATED INTEREST EXPENSE, NET, decreased $0.3 million (1.7%) compared to the prior year period.

The PROVISION FOR (BENEFIT FROM) INCOME TAXES from continuing operations for the three quarters ended September 27, 2000 has been computed based on management's estimate of the annual effective income tax rate applied to loss before taxes. The Company recorded an income tax provision reflecting an approximate rate of 1.0% for the three quarters ended September 27, 2000 compared to an income tax benefit reflecting an approximate rate of (14.3)% for the three quarters ended September 29, 1999. The increase in the income tax rate over the prior year period is principally due to the establishment of a valuation allowance on the loss generated in the current period.

The decrease in CONSOLIDATED NET LOSS of $5.4 million in comparison to the prior year period is a result of the items previously discussed.

LIQUIDITY AND CAPITAL RESOURCES

At September 27, 2000, the Company had $30.0 million outstanding term loan borrowings, working capital borrowings of $11.8 million and letters of credit outstanding of $16.3 million under the FRD Credit Facility, leaving a net availability of $11.9 million. FRD has entered into an amendment with the lenders under the FRD Credit Facility which, among other things, provides a waiver of compliance with certain third quarter financial covenants until January 8, 2001. If Advantica's process of selling FRD is not completed by January 8, 2001, the Company may be required to seek an additional waiver or negotiate other arrangements with its lenders. No assurance can be given that the Company will be able to obtain such additional waiver or to negotiate such other arrangements on commercially reasonable terms or otherwise, if needed. The Company believes, however, that it will be able to successfully complete the FRD sales process or negotiate other arrangements with its lenders.

At September 27, 2000 and December 29, 1999, the Company had working capital deficits of $105.6 million and $61.0 million, respectively. The increase in the deficit is due primarily to the reclassification of the outstanding term loan borrowings as current debt. The Company is able to operate with a substantial working capital deficit because: (1) restaurant operations are conducted on a cash (and cash equivalent) basis with a low level of accounts receivable, (2) rapid turnover allows a limited investment in inventories; and (3) accounts payable for food, beverages, and supplies usually become due after the receipt of cash from related sales. The Company intends to continue to operate with working capital deficits.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's market risk exposure at September 27, 2000 is consistent with the types of market risk and amount of exposure presented in its Annual Report on Form 10-K for the year ended December 29, 1999.

                           PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

In an action originally filed on November 8, 1999, two current and three former managers of Carrows restaurant units initiated, in the Superior Court of Los Angeles County, California, a class action lawsuit seeking, among other things, overtime compensation. The suit alleges that Carrows requires its managers to work more than 50% of their time performing nonmanagement related tasks, thus entitling them to overtime compensation. Carrows contends that it properly classifies its managers as salaried employees, thereby exempting them from the payment of overtime compensation. During the third quarter of 2000, the parties reached a tentative agreement to resolve the claims of individuals who were employed as managers of Carrows in California between November 8, 1995 and July 21, 2000. While continuing to deny liability, the Company elected to resolve the case to avoid the expense of continued litigation and the risk of loss. The total settlement of $1.0 million is conditioned upon the Court's final approval. The Court has scheduled a final approval hearing for late November 2000.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.

a.         The following are included as exhibits to this report:


EXHIBIT
  NO.      DESCRIPTION
-------    -----------

   27      Financial Data Schedule

------------------------------------------

b.         No reports on Form 8-K were filed during the quarter ended
           September 27, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    FRD ACQUISITION CO.



Date:   November 13, 2000           By:      /s/Ronald B. Hutchison
                                        ----------------------------------------
                                        Ronald B. Hutchison
                                        Executive Vice President
                                        (Duly authorized officer of
                                        registrant/principal financial officer)