Form 10-K405
period 2000-12-27
FRD ACQUISITION CO
filed 2001-03-27
CIK 1017916

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C 20549
                                    FORM 10-K
                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

       (Mark One)
       [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934
       For the fiscal year ended December 27, 2000

                                       OR

       [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934
       For the transition period from ___________ to ____________

       Commission file number 333-07601

                               FRD ACQUISITION CO.
             (Exact name of registrant as specified in its charter)

              DELAWARE                                       57-1040952
    (State or other jurisdiction                          (I.R.S. employer
 of incorporation or organization)                     identification number)

  3355 MICHELSON DRIVE, SUITE 350                               92612
             IRVINE, CA                                      (Zip code)
       (Address of principal
         executive offices)

       Registrant's telephone number, including area code: (864) 597-8000

                       -----------------------------------

           Securities registered pursuant to Section 12(b) of the Act:


                                                     NAME OF EACH EXCHANGE ON
      TITLE OF EACH CLASS                                WHICH REGISTERED
      -------------------                                ----------------
              None                                             None

                          ----------------------------

        Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of March 15, 2001, 1,000 shares of registrant's common stock, $0.10 par value per share, were outstanding, all of which were owned by the registrant's parent, Advantica Restaurant Group, Inc.

================================================================================

                                TABLE OF CONTENTS


                                                                                                             Page
                                                                                                             ----
PART I
Item 1.         Business                                                                                        1
Item 2.         Properties                                                                                      7
Item 3.         Legal Proceedings                                                                               8
Item 4.         Submission of Matters to a Vote of Security Holders                                             8
PART II
Item 5.         Market for Registrant's Common Equity and Related Stockholder Matters                           8
Item 6.         Selected Financial Data                                                                         9
Item 7.         Management's Discussion and Analysis of Financial Condition and Results of Operations          10
Item 7A.        Quantitative and Qualitative Disclosures about Market Risk                                     18
Item 8.         Financial Statements and Supplementary Data                                                    19
Item 9.         Changes in and Disagreements with Accountants on Accounting and Financial Disclosure           19
PART III
Item 10.        Directors and Executive Officers of the Registrant                                             19
Item 11.        Executive Compensation                                                                         21
Item 12.        Security Ownership of Certain Beneficial Owners and Management                                 23
Item 13.        Certain Relationships and Related Transactions                                                 23
PART IV
Item 14.        Exhibits, Financial Statement Schedules and Reports on Form 8-K                                24


INDEX TO FINANCIAL STATEMENTS                                                                                 F-1


SIGNATURES




FORWARD-LOOKING STATEMENTS

The forward-looking statements included in the "Business," "Legal Proceedings," "Management's Discussion and Analysis of Financial Condition and Results of Operations," and "Quantitative and Qualitative Disclosures About Market Risk" sections, which reflect management's best judgment based on factors currently known, involve risks and uncertainties. Words such as "expects," "anticipates," "believes," "intends," "plans," and "hopes," variations of such words and similar expressions are intended to identify such forward-looking statements. Actual results could differ materially from those anticipated in these forward-looking statements as a result of a number of factors including, but not limited to, the factors discussed in such sections and those set forth in the cautionary statements contained in Exhibit 99 to this Form 10-K (see Exhibit 99 -- Safe Harbor Under the Private Securities Litigation Reform Act of 1995). Forward-looking information provided by the Company in such sections pursuant to the safe harbor established under the Private Securities Litigation Reform Act of 1995 should be evaluated in the context of these factors.

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

The Company is one of the nation's leading operators of family-style restaurants. At year end, the Company operated 258 restaurants owned or leased by the Company and franchised 62 restaurants, principally under the Coco's and Carrows names. Approximately 89% of the company-owned restaurants are located in California, which management believes makes the Company one of the largest family-style restaurant operators in California, both in terms of sales volume and number of restaurants. Coco's and Carrows restaurants have been in existence for 50 and 30 years, respectively, and have developed excellent name recognition and a loyal customer base. In addition to its domestic operations, at year end the Company was the licensor of 302 Coco's restaurants located primarily in Japan and South Korea.

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

On February 17, 2000, in connection with its announcement of a new strategic direction, Advantica also announced that it would begin immediately exploring the possible sale of FRD's operating subsidiaries. Advantica continued to market for divestiture the Coco's and Carrows concepts throughout the balance of 2000 and into the first quarter of 2001.

2001 RESTRUCTURING

On February 14, 2001 (the "Petition Date"), FRD filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"), Case No. 01-0436 PJW. None of the Company's operating subsidiaries are a party to or are included in these Chapter 11 proceedings. FRD (the "Debtor") is currently operating its business as a debtor-in-possession pursuant to Sections 1107(a) and 1108 of the Bankruptcy Code and subject to the jurisdiction of the Bankruptcy Court. The financial statements of the Company have been prepared on a going concern basis, which contemplates the continuity of operations, the realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business.

FRD's Chapter 11 filing is intended to preserve and maximize the going concern value of FRD's operating subsidiaries by allowing them to continue to operate in the ordinary course of business, without the need to commence Chapter 11 cases of their own. The events leading to FRD's Chapter 11 filing include the continued deterioration of the performance of FRD's operating subsidiaries due to increased competition, outdated facilities and unfavorable industry trends. As a result, FRD failed to make the scheduled January 16, 2001 interest payment due on its prepetition 12.5% Senior Notes due July 15, 2004 (the "Senior Notes"). The 30-day grace period provided by the indenture governing the Senior Notes' interest payments expired on February 15, 2001, the day after FRD filed its voluntary Chapter 11 petition. Since mid-April 2000, FRD has worked together with an unofficial committee of holders of the Senior Notes and its parent, Advantica, to pursue a sale of the stock of FRD's subsidiaries. Shortly before the filing date, FRD received preliminary acquisition proposals from four separate entities. FRD intends to continue this sale process postpetition with the goal of maximizing value to creditors. Pending a sale, FRD will continue to consult with the unofficial committee (or any official committee that is formed) and Advantica with respect to FRD's Chapter 11 case and the sale process. FRD and its subsidiaries intend to consummate a sale transaction without the need for the operating subsidiaries to also commence Chapter 11 cases. It is possible, however, that some or all of FRD's subsidiaries may have to commence Chapter 11 cases in the future.

FRD's subsidiaries have entered into an agreement pursuant to which they will fund the expenses incurred by the Debtor in connection with the Chapter 11 case including, but not limited to, fees and expenses of counsel and advisors for the Debtor and any official committee appointed in the Chapter 11 case.

Pursuant to Section 362 of the Bankruptcy Code, the commencement of FRD's Chapter 11 case operates as an automatic stay of the following: (1) commencement or continuation of a judicial, administrative or other proceeding against the Debtor that was or could have been commenced prior to commencement of the Chapter 11 case; (2) enforcement of any judgments against the Debtor that arose before the commencement of the Chapter 11 case; (3) the taking of any action to obtain possession of or to exercise control over the Debtor's property; (4) the creation, perfection or enforcement of any lien against the Debtor's property;
(5) the taking of any action to collect, assess or recover a claim against the Debtor that arose prior to the commencement of the Chapter 11 case; or (6) the setoff of any debt owing to the Debtor that arose prior to commencement of the Chapter 11 case against a claim held by such creditor of or party-in-interest against the Debtor that arose before the commencement of the Chapter 11 case. Any entity may apply to the Bankruptcy Court for relief from the automatic stay to allow enforcement of any of the aforesaid remedies that are automatically stayed by operation of law at the commencement of the Chapter 11 case.

Although the Debtor is authorized to operate its business as a debtor-in-possession, it may not engage in transactions outside the ordinary course of business without first complying with the notice and hearing provisions of the Bankruptcy Code and obtaining Bankruptcy Court approval. Other parties in interest in the Chapter 11 case are also entitled to be heard on motions made in the Chapter 11 case, including motions for approval of transactions outside the ordinary course of business.

The Company's financial statements for the year ended December 27, 2000 have been presented in conformity with SOP 90-7. In accordance with SOP 90-7, all prepetition liabilities of FRD that are subject to compromise through this bankruptcy proceeding are segregated in the Company's Consolidated Balance Sheets as "Liabilities subject to compromise." These liabilities are recorded at the amounts expected to be allowed as claims by the Bankruptcy Court rather than estimates of the amounts for which those allowed claims may be settled as a result of any plan of reorganization approved by the Bankruptcy Court. See Note 1 to the accompanying Consolidated Financial Statements for more information.

RESTAURANTS

The Company's restaurants offer an extensive menu of moderately priced breakfast, lunch and dinner items and are typically open either 18 or 24 hours a day. Both Coco's and Carrows restaurants provide casual sit-down dining experiences and emphasize consistently high quality food with an excellent price-to-value relationship and friendly, efficient service.

While the Coco's and Carrows concepts appeal to many of the same broad-based customers, they are positioned, as described below, to target distinct groups within the mid-scale family-style category. For a breakdown of the revenues contributed by each concept (and other related segment disclosures) for the last three years, see its corresponding section of "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 17 to the accompanying Consolidated Financial Statements.

COCO'S

Coco's is a bakery restaurant chain operating primarily in California as well as Japan, South Korea and the United Arab Emirates. Coco's offers a variety of fresh-baked goods such as pies, muffins and cookies in addition to value-priced and innovative menu items. The chain has positioned itself at the upper end of the family-style category, and answers the needs of quality-conscious family diners by offering consistently high quality food, great service, fair prices and a pleasant, comfortable atmosphere. At December 27, 2000, the Coco's chain consisted of 144 company-owned, 35 domestic franchised and 302 international licensed restaurants. The initial fee for a single Coco's franchise in the United States is $35,000, and the current royalty payment rate is 4% of net sales. Initial fees and royalties for licensed restaurants are negotiated under separate licensing agreements which generally carry lower royalty rates than franchised restaurants.

The restaurants are generally open 18 hours a day. Coco's restaurants have uniform menus within the United States and serve breakfast, lunch and dinner. Lunch and dinner dayparts are Coco's strongest, comprising approximately 38% and 43% of 2000 sales, respectively. In 2000, the average guest check was $7.59, with average company-owned unit sales of approximately $1.5 million. Coco's employed approximately 6,500 people at December 27, 2000.

During 1999, the Company began a reimage test and completed the remodeling of 14 Coco's restaurants in Southern California. The Company reimaged an additional 14 restaurants in 2000 using a lower-cost reimage prototype and continued to evaluate the post-reimage performance.

CARROWS

Carrows is a regional family-style restaurant chain operating primarily in California. Carrows consisted of 114 company-owned units and 27 domestic franchises. Carrows specializes in traditional American food, with an emphasis on quality, homestyle fare at an excellent value. The concept appeals strongly to families with children as well as to mature adults, a group expected to grow rapidly in this century. Carrows restaurants have uniform menus and serve breakfast, lunch and dinner. The menu is always current, but not trendy, and is revised regularly to reflect the most appealing foods that guests demand. The restaurants are generally open 18 hours a day. Carrows employed approximately 4,400 people at December 27, 2000.

Lunch and dinner dayparts (including "late night") are Carrows' strongest, comprising approximately 35% and 45% of 2000 sales, respectively. In 2000, the average guest check was $7.19, with average company-owned unit sales of approximately $1.3 million.

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

OPERATIONS AND MANAGEMENT

RESTAURANT MANAGEMENT AND EMPLOYEE STRUCTURE. The Company's restaurant management field structure is currently comprised of one vice president of operations, who oversees approximately 34 district managers. Each district manager, in turn, oversees seven to ten restaurants. A general manager, associate manager and assistant manager are employed at each Coco's and Carrows restaurant to manage day-to-day operations, including customer relations, food service, cost control, restaurant maintenance, hiring and training of restaurant employees, and the implementation of all Company policies. Coco's and Carrows restaurants typically operate with a staff of 40 employees for lower volume restaurants to 70 employees for higher volume restaurants. The average restaurant employs approximately 45 to 55 employees, and a majority of the restaurant level employees work part-time.

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

ADVERTISING

The Company uses its menu strategy, interior/exterior building design, employee uniforms, style of service and specialized promotions to help differentiate itself from its competition. When the Company uses media advertising for Coco's or Carrows, it is primarily product oriented, featuring special entrees presented and priced to convey high value. Both concepts reinforce the idea that they are the restaurant of choice for all dining occasions and customers (i.e., breakfast, lunch, dinner, families, seniors).

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

On January 19, 1998, the Company became subject to a distribution agreement with Proficient Food Company ("PFC") (a former subsidiary of Advantica which was sold in 1995 to Meadowbrook Meat Company, Inc. ("MBM"), and with which Advantica's other restaurant concept has a distribution agreement). Pursuant to the agreement, PFC/MBM will continue to distribute and supply certain products to the Company through September 7, 2005. Although there are no volume requirements, the agreement requires that named products be purchased through PFC/MBM unless they are unable to make delivery within a reasonable period.

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

ECONOMIC, MARKET AND OTHER CONDITIONS

The restaurant industry is affected by many factors, including changes in national, regional and local economic conditions affecting consumer spending, changes in socio-demographic characteristics of areas in which restaurants are located, changes in consumer tastes and preferences, increases in the number of restaurants in general and in particular areas, unfavorable trends affecting restaurant operations such as rising wage rates and utilities expenses and unfavorable trends in regional weather conditions.

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

The Company is subject to federal and state laws governing matters such as minimum wages, overtime and other working conditions. At December 27, 2000, the majority of the Company's employees were paid at minimum wage. Accordingly, increases in the minimum wage or decreases in the allowable tip credit (which reduces the minimum wage paid to tipped employees in certain states) increase the Company's labor costs. This is especially true for the Company's operations in California, where there is no tip credit. The California minimum wage increased from $5.00 per hour to $5.75 per hour on March 1, 1998; it increased again to $6.25 per hour on January 1, 2001 and will increase to $6.75 per hour on January 1, 2002. Also, the United States Congress is considering a federal minimum wage increase to $6.15 per hour over a multiple-year time frame. Employers must pay the higher of the federal or state minimum wage. The Company has attempted to offset increases in the minimum wage through pricing and various cost control efforts; however, there can be no assurance that the Company or its franchisees can continue to pass on such cost increases to its customers in the future.

ENVIRONMENTAL MATTERS

Federal, state and local environmental laws and regulations have not historically had a material impact on the operations of the Company; however, the Company cannot predict the effect on its operations of possible future environmental legislation or regulations.

EMPLOYEES

At December 27, 2000, the Company had approximately 10,900 employees, none of whom were covered by union contracts. Many of the Company's restaurant employees work part-time and many are paid at or slightly above minimum wage levels. The Company has experienced no significant work stoppages and believes that its relationship with its employees is satisfactory.

ITEM 2. PROPERTIES

The Company's restaurants are free standing units ranging from 4,900 to 5,900 square feet allowing them to accommodate 120 to 180 guests. The number and location of the Company's restaurants as of December 27, 2000 are presented below:

                                   COCO'S                       CARROWS
                             ------------------           -------------------
                                       FRANCHISE/                    FRANCHISE/
STATE/COUNTRY                OWNED     LICENSED           OWNED      LICENSED
-------------                -----     --------           -----      --------

Arizona                        20           2              ---            4
California                    122          26              107            8
Colorado                      ---           1              ---          ---
Indiana                         1(a)      ---              ---          ---
Missouri                        1         ---              ---          ---
Nevada                        ---         ---                5(b)         1
New Mexico                    ---         ---              ---            4
Oregon                        ---         ---              ---            7
Texas                         ---         ---                2            2
Washington                    ---           6              ---            1
Japan                         ---         272              ---          ---
South Korea                   ---          28              ---          ---
Other International           ---           2              ---          ---
                            -----       -----            -----        -----
Total                         144         337              114           27
                              ===         ===              ===           ==
-------------------

(a)  This unit is a jojos restaurant, which is similar in format to Coco's.
(b)  Includes one Jeremiah's restaurant, a midscale family-steak restaurant.

Of the 258 restaurants operated by the Company as of December 27, 2000, the Company owned the land and building for 5, owned the building and leased the land for 39, and leased both land and building for the remaining 214 restaurants. Most of the leases provide for the payment of a base rent or approximately 5% to 6% of gross sales, whichever is greater. In addition to the restaurants, the Company leases 18,500 square feet of office space in Irvine, California for its corporate headquarters.

Substantially all of the Company's properties and assets are pledged to secure indebtedness under the FRD Credit

Facility (as defined below). See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" and Note 10 to the Consolidated and Combined Financial Statements included herein.

ITEM 3. LEGAL PROCEEDINGS

On February 14, 2001, FRD filed a voluntary petition under Chapter 11 of the Bankruptcy Code in the U.S. Bankruptcy Court for the District of Delaware, Case No. 01-0436 PJW, to facilitate the divestiture of its Coco's and Carrows brands and to preserve their going concern value. FRD is the debtor-in-possession in the proceeding which excludes FRD's subsidiaries. Consequently, all of its subsidiaries, including the operating concepts Coco's and Carrows, are not part of FRD's Chapter 11 case and are expected to operate in the normal course of business throughout FRD's restructuring and sale process. The final selection of a buyer and completion of the divestiture will take place in the Bankruptcy Court. FRD and its subsidiaries intend to consummate a sale transaction without the need for the operating subsidiaries to also commence Chapter 11 cases. It is possible, however, that some or all of FRD's subsidiaries may have to commence Chapter 11 cases in the future.

In an action originally filed on November 8, 1999, two current and three former managers of Carrows restaurant units initiated, in the Superior Court of Los Angeles County, California, a class action lawsuit seeking, among other things, overtime compensation. The suit alleged that Carrows requires its managers to work more than 50% of their time performing nonmanagement related tasks, thus entitling them to overtime compensation. Carrows contends that it properly classifies its managers as salaried employees, thereby exempting them from the payment of overtime compensation. During the third quarter of 2000, the parties reached an agreement to resolve the claims of individuals who were employed as managers of Carrows in California between November 8, 1995 and July 21, 2000. While continuing to deny liability, the Company elected to resolve the case to avoid the expense of continued litigation and the risk of loss. The total settlement of $1.0 million was approved by the Court on December 7, 2000 and paid subsequent to year end.

Other proceedings are pending against the Company, in many cases involving ordinary and routine claims incidental to the business of the Company, and in others presenting allegations that are nonroutine and include compensatory or punitive damage claims. The ultimate legal and financial liability of the Company with respect to these proceedings cannot be estimated with certainty. Except for the bankruptcy case discussed above, the Company believes, based on its examination of these matters and its experience to date, that the ultimate disposition of pending proceedings will not significantly affect the financial position or results of operations of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company is a wholly owned subsidiary of Advantica. As a result, there is no established public trading market for the Company's common stock and all per share data is omitted. As of March 15, 2001, 1,000 shares of the Company's common stock were outstanding, all of which are owned by Advantica.

Dividends were not paid by the Company during 1998, 1999 or 2000. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" and Note 10 to the accompanying Consolidated Financial Statements of the Company regarding certain restrictions on the payment of dividends.

ITEM 6. SELECTED FINANCIAL DATA

Set forth below are certain selected financial data of FRD Predecessor for the five-month period ended May 23, 1996, FRD Successor for the seven-month period ended December 26, 1996, the fiscal year ended December 31, 1997 and the one week ended January 7, 1998 and FRD Emerged Successor for the fifty-one weeks ended December 30, 1998 and the fiscal years ended December 29, 1999 and December 27, 2000. Such data have generally been derived from the Consolidated and Combined Financial Statements of FRD which have been audited. The following should be read in conjunction with the Consolidated Financial Statements and Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" presented elsewhere herein. Because FRD is a wholly owned subsidiary of Advantica, per share data is not meaningful and has been omitted.

                                            FRD
                                       Predecessor(a)           FRD Successor (b)                   FRD Emerged Successor (c)
                                       -------------- ------------------------------------  ---------------------------------------
                                            Five         Seven                     One       Fifty-One
                                           Months        Months       Year         Week        Weeks         Fiscal Year Ended
                                           Ended         Ended        Ended        Ended       Ended      -------------------------
                                           May 23,    December 26,  December 31, January 7,  December 30, December 29, December 27,
                                            1996        1996(d)      1997(e)       1998         1998        1999          2000
                                          --------     --------     --------     --------    --------     --------      --------

(In millions, except ratios)
Operating Statement Data:
   Operating revenues                      $195.9       $295.0      $492.5        $8.4        $439.4       $389.8       $371.1
   Operating income (loss)                    2.5         11.9        27.1          --         (19.1)       (91.6)(f)    (83.5)(f)
   Net income (loss)                          1.1         (6.2)       (2.2)       33.1         (41.8)      (135.7)      (110.6)
   Ratio of earnings to fixed
     charges (g)                              1.7x          --          --        61.5x           --           --           --
   Deficiency in the coverage of
     fixed charges by earnings before
     fixed charges (g)                         --          5.7         6.0          --          45.5        116.5        110.2
Balance Sheet Data (at end of period):
  Current Assets                                         $34.9      $ 28.5                     $19.2        $19.9        $15.0
  Working capital deficit                                (55.7)      (68.7)                    (73.9)       (61.0)       (69.2)
  Net property and equipment                             135.0       117.3                     119.1        111.7         99.4
  Total assets                                           388.0       371.5                     358.8        231.9        123.9
  Long-term debt, excluding current
     portion                                             218.5       195.7                     182.7        207.2          7.3(h)

Other Data:
  EBITDA as defined (i)                                  $33.4      $ 61.6       $ 0.7         $60.6        $43.4       $ 35.7
  Net cash flows provided by
     operating activities                   $ 5.3         21.2        17.1         1.0          23.0          8.8          1.0
  Net cash flows provided by (used
     in) investing activities                17.9       (130.8)       (2.9)         --           5.9        (22.0)       (13.7)
  Net cash flows (used in) provided
     by financing activities                (27.7)       122.9       (19.4)       (6.5)        (26.6)        15.7          6.3

------------------------------------

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

(c) As discussed in more detail in Note 2 to the accompanying Consolidated Financial Statements, FCI and Flagstar emerged from bankruptcy on January 7, 1998. The change in ownership of Advantica effected by the resulting financial restructuring required that Advantica apply fresh start reporting effective January 7, 1998 in accordance with SOP 90-7. Advantica "pushed down" the impact of fresh start reporting to the Company. Accordingly, all financial statements subsequent to January 7, 1998 are referred to as FRD Emerged Successor financial statements, as they reflect periods subsequent to the implementation of fresh start reporting and are not comparable to the financial statements for periods prior to January 7, 1998.

(d) The December 26, 1996 data reflects the impact of the acquisition of FRI-M by FRD, including, but not limited to, the issuance of $156.9 million of Senior Notes, a $56.0 million term loan (under a prior credit facility) and the impact of the application of purchase accounting.

(e)  Fiscal year 1997 represents a 53-week period.

(f) Operating income for the years ended December 29, 1999 and December 27, 2000 reflect impairment charges of $60.5 million and $68.0 million, respectively. For a discussion of these impairment charges, see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Results of Operations" and Note 7 in the accompanying Consolidated Financial Statements.

(g) For purposes of computing the ratio of earnings to fixed charges or deficiency in the coverage of fixed charges by earnings before fixed charges, fixed charges consist of interest on debt, amortization of deferred financing costs and the interest element in rental payments under operating and capital leases (estimated to be one third). Earnings consist of income from operations before income taxes, plus fixed charges.

(h) In accordance with SOP 90-7, long-term debt at December 27, 2000 reflects the reclassification of $165.2 million of long-term debt to "Liabilities subject to compromise" as a result of the Chapter 11 filing. See Note 9 to the accompanying Consolidated Financial Statements.

(i) "EBITDA as defined" is defined by FRD as operating income before depreciation, amortization, management fees payable to Advantica and restructuring and impairment charges. For the fiscal years 1999 and 2000, impairment charges of $60.5 million and $68.0 million, respectively, have been excluded from EBITDA as defined. For a discussion of these impairment charges, see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Results of Operations" and Note 7 in the accompanying Consolidated Financial Statements. EBITDA as defined is a key internal measure used to evaluate the amount of cash flow available for debt repayment and funding of additional investments. It is not a measure defined by generally accepted accounting principles and should not be considered as an alternative to net income or cash flow data prepared in accordance with generally accepted accounting principles. FRD's measure of EBITDA as defined may not be comparable to similarly titled measures reported by other companies; accordingly, EBITDA as defined for FRD Predecessor is not presented.

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

RESULTS OF OPERATIONS

2000 RESTAURANT UNIT ACTIVITY


                           ENDING                                    ENDING
                            UNITS                                    UNITS
                        DECEMBER 29,     UNITS        UNITS       DECEMBER 27,
                            1999        OPENED     SOLD/CLOSED      2000 (a)
                           ------       ------     -----------     ----------

Coco's
    Company-owned            148         ---           (4)             144
    Franchised units          34           3           (2)              35
    Licensed units           303           7           (8)             302
                             ---         ---         ----              ---
                             485          10          (14)             481
                             ---          --          ---              ---
Carrows
    Company-owned            117         ---           (3)             114
    Franchised units          28           1           (2)              27
                            ----         ---         ----             ----
                             145           1           (5)             141
                             ===         ---         ----              ---
                             630          11          (19)             622
                             ===          ==          ===              ===
-------------------

(a) No refranchising activity occurred during the year.

RESTAURANT OPERATIONS

COCO'S

                                                                                         FISCAL YEAR ENDED
                                                                          -------------------------------------------------
                                                                          DECEMBER 30,      DECEMBER 29,       DECEMBER 27,
                                                                              1998              1999                2000
                                                                             ------            ------              ------

($ in millions, except average unit and same-store data)
Total systemwide sales                                                      $602.2              $601.6              $625.4
                                                                            ======              ======              ======

Net company sales                                                           $255.7              $219.5              $208.8
Franchise and foreign licensing revenue                                        4.6                 5.8                 5.9
                                                                         ---------            --------           ---------
Total revenue                                                                260.3               225.3               214.7
                                                                           -------             -------             -------


Operating expenses:
   Amortization of reorganization value in excess of amounts
      allocable to identifiable assets                                        22.1                20.8                10.0
   Impairment charge                                                           ---                35.3                39.1
   Other                                                                     245.0               220.7               213.0
                                                                           -------             -------             -------

   Total operating expenses                                                  267.1               276.8               262.1
                                                                           -------             -------             -------
Operating loss                                                             $  (6.8)             $(51.5)           $  (47.4)
                                                                          =======              ======            ========

EBITDA as defined                                                          $  37.9             $  25.3             $  20.4
Average annual unit sales (in thousands):
   Company-owned                                                             1,569               1,472               1,455
   Franchised                                                                1,356               1,310               1,341
Same-store sales decrease (company-owned) (a):                                (0.7)%              (6.2)%              (1.7)%

Operated units:
   Company-owned                                                               150(b)              148(b)              144(b)
   Franchised                                                                   31                  34                  35
   Licensed                                                                    300                 303                 302
                                                                          --------            --------               -----
      Total                                                                    481                 485                 481
                                                                          ========            ========               =====

(a)  Prior year amounts have not been restated for 2000 comparable units.
(b) Includes the Company's jojos restaurants (2 as of year ends 1998 and 1999, 1 as of year end 2000).

2000 VS.  1999

Coco's NET COMPANY SALES for the year ended December 27, 2000 decreased $10.7 million (4.9%) compared to the year ended December 29, 1999. The decrease reflects lower sales from a decrease in company-owned units along with a 1.7% decrease in same-store sales. Lower same-store sales resulted from a decrease in customer traffic partially offset by a higher guest check average. FRANCHISE AND LICENSING REVENUE remained relatively flat compared to prior year.

Coco's OPERATING EXPENSES decreased $14.7 million (5.3%) compared to 1999, primarily reflecting the decrease in company-owned units and lower same store sales. See the FRD Consolidated section below for a discussion of the 2000 and 1999 impairment charges.

EBITDA AS DEFINED decreased $4.9 million (19.4%) for 2000 compared to 1999. This decrease is the result of factors noted in the preceding paragraphs.

Coco's OPERATING LOSS for 2000 decreased $4.1 million compared to 1999 as a result of the factors noted above.

1999 VS. 1998

Coco's NET COMPANY SALES for the year ended December 29, 1999 decreased $36.2 million (14.2%) compared to the year ended December 30, 1998. The decrease reflects lower sales from a decrease in the number of company-owned units from 1998. Lower same-store sales resulted from a decline in customer traffic partially offset by a higher guest check average. FRANCHISE AND LICENSING REVENUE for 1999 increased $1.2 million (26.1%), primarily attributable to a net increase in franchised units over 1998.

Coco's OPERATING EXPENSES for 1999 increased $9.7 million (3.6%) compared to 1998. Excluding the impact of a $35.3 million impairment charge, operating expenses decreased $25.6 million, primarily reflecting the decrease in company-owned units and lower same-store sales.

EBITDA AS DEFINED decreased $12.6 million (33.2%) for 1999 compared to 1998. This decrease is the result of factors noted in the preceding paragraphs, excluding the impairment charge.

Coco's OPERATING LOSS for the year ended December 29, 1999 increased $44.7 million compared to the year ended December 30, 1998 as a result of the factors noted above.

CARROWS


                                                                                            FISCAL YEAR ENDED
                                                                             -------------------------------------------------
                                                                             DECEMBER 30,      DECEMBER 29,       DECEMBER 27,
                                                                                 1998               1999               2000
                                                                                ------             ------             ------

($ in millions, except average unit and same-store data)
Total systemwide sales                                                         $203.8              $190.5           $182.7
                                                                               ======              ======           ======

Net company sales                                                              $185.5              $162.0           $153.9
Franchise revenue                                                                 2.0                 2.5              2.5
                                                                            ---------           ---------        ---------
   Total revenue                                                                187.5               164.5            156.4
                                                                              -------             -------          -------

Operating expenses:
   Amortization of reorganization value in excess of amounts
       allocable to identifiable assets                                          17.9                17.8              8.8
   Impairment charge                                                              ---                25.2             28.9
   Other                                                                        181.8               161.6            154.7
                                                                              -------             -------          -------
   Total operating expenses                                                     199.7               204.6            192.4
                                                                              -------            --------          -------
Operating loss                                                                $ (12.2)            $ (40.1)         $ (36.0)
                                                                              ======              ======          =======


EBITDA as defined                                                              $ 23.4              $ 18.1           $ 15.3

Average annual unit sales (in thousands):
   Company-owned                                                                1,377               1,365            1,318
   Franchised                                                                   1,131               1,052            1,014
Same-store sales decrease (company-owned)(a):                                    (2.0)%              (3.7)%           (2.2)%

Operated units:
    Company-owned                                                                 123                 117              114
    Franchised                                                                     26                  28               27
                                                                            ---------           ---------            -----
       Total                                                                      149                 145              141
                                                                             ========            ========              ===

----------------------

(a) Prior year amounts have not been restated for 1999 comparable units.


2000 VS.  1999

Carrows' NET COMPANY SALES for the year ended December 27, 2000 decreased $8.1 million (5.0%) compared to the year ended December 29, 1999. The decrease reflects lower sales from a decrease in the number of company-owned units along with a 2.2% decrease in same-store sales. Lower same store sales resulted from a decrease in customer traffic partially offset by a higher guest check average. FRANCHISE REVENUE for 2000 remained flat compared to 1999.

Carrows' OPERATING EXPENSES decreased $12.2 million (6.0%) compared to 1999, primarily reflecting the decrease in company-owned units and lower same store sales. See the FRD Consolidated section below for a discussion of the 2000 and 1999 impairment charges.

EBITDA AS DEFINED decreased by $2.8 million (15.5%) for 2000 compared to 1999. This decrease is a result of factors noted in the preceding paragraphs.

Carrows' OPERATING LOSS for 2000 decreased $4.1 million compared to 1999 as a result of the factors noted above.

1999 VS. 1998

Carrows' NET COMPANY SALES for the year ended December 29, 1999 decreased $23.5 million (12.7%) compared to the year ended December 30, 1998. The decrease reflects lower sales from a decrease in the number of company-owned units from 1998. Lower same-store sales resulted from a decline in customer traffic partially offset by a higher guest check average. FRANCHISE REVENUE for 1999 increased $0.5 million (25.0%), primarily attributable to a net increase in franchised units over 1998.

Carrows' OPERATING EXPENSES for 1999 increased $4.9 million (2.5%) compared to 1998. Excluding the impact of a $25.2 million impairment charge, operating expenses decreased $20.3 million, primarily reflecting the decrease in company-owned units and lower same-store sales.

EBITDA AS DEFINED decreased $5.3 million (22.6%) for 1999 compared to 1998. This decrease is the result of factors noted in the preceding paragraphs, excluding the impairment charge.

Carrows' OPERATING LOSS for 1999 increased $27.9 million compared to 1998 as a result of the factors noted above.

FRD CONSOLIDATED

2000 VS. 1999

The Company's consolidated EBITDA AS DEFINED for 2000 decreased $7.7 million (17.7%) compared to 1999. This decrease is the result of the factors discussed in the preceding paragraphs.

CONSOLIDATED INTEREST EXPENSE, NET, increased $1.8 million (7.4%) for 2000 compared to 1999. This increase is the result of higher working capital borrowings in 2000 as compared to 1999.

The PROVISION FOR INCOME TAXES for the fiscal year ended December 27, 2000 reflects an annual effective income tax rate applied to loss before taxes of approximately 0.3% compared to a provision reflecting an approximate rate of 16.4% for the fiscal year ended December 29, 1999. The change in the effective rate relates to the establishment of a valuation allowance in 1999 for certain assets which, based on projected future taxable income, it is more likely than not that a tax benefit will not be realized. Accordingly, the tax provision for 1999 primarily relates to the recording of this valuation.

The decrease in CONSOLIDATED NET LOSS of $25.1 million compared to 1999 is the result of factors noted in the preceding paragraphs.

IMPAIRMENT CHARGES

Due to the presence of certain conditions at December 29, 1999 and December 27, 2000 including the market discount on certain of the Company's debt instruments and certain operating trends, the Company concluded it should perform an impairment assessment of the carrying amount of the intangible asset Reorganization value in excess of amounts allocated to identifiable assets, net of accumulated amortization ("Reorganization Value") and certain of its other intangible assets. In performing the analysis, management utilized a discounted future cash flow model and recorded impairment charges of $60.5 million and $68.0 million, respectively, representing the difference between the estimated value of the Company resulting from the cash flow model and the value of the Company's net assets recorded at December 29, 1999 and December 27, 2000 prior to recognition of impairment. The December 27, 2000 impairment charge of $68.0 million was first applied to eliminate the remaining $37.1 million balance of Reorganization Value. The remaining $30.9 million was then applied to intangible assets, reducing the carrying value of franchise rights and agreements.

EXPOSURE TO CURRENCY FLUCTUATIONS

The Company is the licensor of Coco's restaurants primarily in Japan and South Korea. Royalties due to the Company are paid in foreign currency based on sales attributable to such Coco's. The receivable balance at December 27, 2000 represents primarily ten months of Coco's Japan royalties expected to be received in March 2001. Because this royalty is paid annually, the Company has potential exposure that exchange rates may fluctuate, causing an unfavorable impact on the receivable balance. At December 27, 2000, the net royalty receivable amounted to $2.3 million.

1999 VS. 1998

The Company's consolidated EBITDA AS DEFINED for 1999 decreased $17.9 million (29.2%) compared to 1998. This decrease is a result of the factors discussed in the preceding paragraphs.

CONSOLIDATED INTEREST EXPENSE, NET, decreased $2.7 million (9.9%) for 1999 compared to 1998. This decrease is primarily due to the timing of the Company's borrowings on credit facilities.

REORGANIZATION ITEMS recorded in the one week ended January 7, 1998 include the impact of the adjustment of assets and liabilities to fair value in accordance with SOP 90-7 as discussed in Note 2 to the Consolidated Financial Statements included herein.

The PROVISION FOR INCOME TAXES for the fiscal year ended December 29, 1999 reflects an annual effective income tax rate applied to loss before taxes of approximately 16% compared to an income tax benefit reflecting an approximate rate of (8%) for the fifty-one weeks ended December 30, 1998. The change in the effective rate relates to the establishment of a valuation allowance on certain assets which, based on projected future taxable income, it is more likely than not that a tax benefit will not be realized. Accordingly, the tax provision for 1999 primarily relates to the recording of this valuation. The provision for the one week period ended January 7, 1998 of $11.4 million primarily relates to the tax effect of the revaluation of the Company's assets and liabilities in accordance with fresh start accounting.

The decrease in CONSOLIDATED NET LOSS of $126.9 million compared to 1998 is a result of the items previously discussed.

LIQUIDITY AND CAPITAL RESOURCES

Certain of FRD's operating subsidiaries have a $70 million senior secured credit facility (the "FRD Credit Facility"), which consists of a $30 million term loan and a $40 million revolving credit facility. At December 27, 2000, the lenders under the FRD Credit Facility were Credit Lyonnais New York Branch and other lenders named therein (the "Lenders"), and the facility was guaranteed by Advantica. FRD obtained from the Lenders a waiver of compliance from certain third quarter financial covenants until January 8, 2001. Subsequent to year end, on January 8, 2001, Advantica paid $70 million to the Lenders in full and complete satisfaction of Advantica's guarantee of the FRD Credit Facility with a combination of cash on hand and an advance under the Advantica Credit Facility. As a result of its satisfaction of obligations under its guarantee, Advantica was subrogated to the rights and collateral of the Lenders. Immediately after obtaining its subrogation rights, Advantica assigned such rights to its wholly owned subsidiary, Denny's, Inc. In addition, immediately upon satisfaction of the guarantee, Advantica designated FRD an "unrestricted subsidiary" pursuant to the indenture for the Advantica Senior Notes, which limits Advantica's ability to make further investments in FRD. On February 14, 2001, to facilitate the divestiture of its Coco's and Carrows brands and to preserve their going concern value, FRD filed for protection under Chapter 11 of the Bankruptcy Code. FRD's operating subsidiaries have received certain waivers of default from Denny's, Inc., as lender under the FRD Credit Facility, with respect to FRD's Chapter 11 filing and to certain covenants for the quarters ending September 27, 2000 and December 27, 2000. The Company may be required to obtain additional waivers relative to the FRD Credit Facility within the next 12 months. For additional information concerning the Chapter 11 filing, see "Business--2001 Restructuring," "Legal Proceedings" and Note 1 to the accompanying Consolidated Financial Statements.

Borrowings under the FRD Credit Facility are to be used for working capital requirements and other general corporate purposes. Certain letters of credit may be issued under the revolving credit facility. All borrowings under the FRD Credit Facility accrue interest at a variable rate based on the prime rate or an adjusted Eurodollar rate (approximately 9.7% at December 27, 2000) and are secured by substantially all of the assets of FRD and its subsidiaries and by the issued and outstanding stock of FRI-M and its subsidiaries. Principal installments on the term loan will be payable as follows: $2.0 million per quarter for three consecutive quarters beginning June 30, 2001; $3.0 million per quarter for four consecutive quarters beginning March 31, 2002; and $6.0 million for two consecutive quarters beginning March 31, 2003. At December 27, 2000, FRD and its subsidiaries had $30.0 million outstanding term loan borrowings, working capital borrowings of $9.2 million and letters of credit outstanding of $16.2 million.

On January 16, 2001, FRD elected not to make the interest payment due and payable with respect to the Senior Notes. As a result of this nonpayment, and as a result of FRD's Chapter 11 filing on February 14, 2001, FRD is in default under the indenture governing the Senior Notes. Therefore, the Senior Notes are included in "Liabilities subject to compromise" in the accompanying Consolidated Balance Sheets. As described in more detail in "Business--2001 Restructuring" and Note 1 to the accompanying Consolidated Financial Statements, the bankruptcy filings operate as an automatic stay of all collection and enforcement actions by the holders of the Senior Notes with respect to the Debtor's failure to make the interest payments when due.

The FRD Credit Facility and the indenture governing the Senior Notes contain a number of restrictive covenants which, among other things, limit (subject to certain exceptions) FRD and its subsidiaries with respect to the incurrence of debt, existence of liens, investments and joint ventures, the declaration or payment of dividends, the making of guarantees and other contingent obligations, mergers, the sale of assets, capital expenditures and material change in their business. In addition, the FRD Credit Facility contains certain financial covenants including provisions for the maintenance of a minimum level of interest coverage (as defined), limitations on ratios of indebtedness (as defined) to earnings before interest, taxes, depreciation and amortization (EBITDA) and limitations on annual capital expenditures. As discussed above, FRD's operating subsidiaries have received certain waivers of default from Denny's, Inc., as lender under the FRD Credit Facility, with respect to FRD's Chapter 11 filing and to certain covenants for the quarters ending September 27, 2000 and December 27, 2000. The cash flows from FRD are required to be used first to service the Company's indebtedness under the FRD Credit Facility and the Senior Notes and, therefore, other than for payments made under the FRD Credit Facility, FRD's cash flows are generally unavailable to service the debt of Advantica and its other subsidiaries.

As of December 27, 2000, scheduled maturities of long-term debt not subject to compromise for the years 2001 and thereafter are as follows (in millions):

                YEAR:
                -----
                2001                                $41.9
                2002                                  2.6
                2003                                  1.9
                2004                                  1.3
                2005                                  0.5
                Thereafter                            1.0

FRD's principal capital requirements are those associated with opening new restaurants and remodeling and maintaining its existing restaurants and facilities. During 2000, total capital expenditures were approximately $13.9 million. Of the total capital expenditures, approximately $0.2 million were financed through capital leases. Capital expenditures during 2001 are expected to total approximately $5.0 million to $10.0 million; however, the Company is not committed to spending this amount and could spend less if circumstances warrant.

At December 27, 2000, the Company's working capital deficit was $69.2 million compared to $61.0 million at December 29, 1999. FRD historically operates with a working capital deficit because (1) restaurant operations are conducted primarily on a cash (and cash equivalent) basis with a low level of accounts receivable, (2) rapid turnover allows a limited investment in inventories and
(3) cash from sales is usually received before related accounts payable for food, beverage and supplies become due.

SFAS 133 AND SFAS 138 IMPLEMENTATION

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). This statement established accounting and reporting standards for derivative financial instruments and for hedging activities. It requires that entities recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The accounting for changes in fair value of the derivative (i.e., gains and losses) depends on the intended use of the derivative and the resulting designation. In June 2000, the FASB issued Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities -- an amendment of FASB Statement No. 133" ("SFAS 138"), which amends certain provisions of SFAS 133 to clarify areas causing difficulties in implementation, including expanding the normal purchase and sale exemption for supply contracts. Advantica appointed a team to implement SFAS 133 for the entire entity. This team has implemented a SFAS 133 risk management process and has been educating both financial and nonfinancial personnel, reviewing contracts to identify derivatives and embedded derivatives and addressing various other SFAS 133-related issues. Advantica adopted SFAS 133 and the corresponding amendments under SFAS 138 at the beginning of fiscal year 2001, in accordance with Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133." SFAS 133, as amended by SFAS 138, is not expected to have a material impact on the Company's consolidated results of operations, financial position or cash flows.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

The Company has exposure to interest rate risk related to certain instruments entered into for other than trading purposes. Specifically, the Company has in place the FRD Credit Facility, which consists of a $30 million term loan and a $40 million revolving credit facility. Borrowings under the FRD Credit Facility bear interest based on the prime rate or an adjusted Eurodollar rate (approximately 9.7% at December 27, 2000). The Company's other outstanding long-term debt bears fixed rates of interest. While changes in the prime rate and Eurodollar rate could affect the cost of funds borrowed in the future, existing amounts outstanding are at fixed rates; therefore, the Company believes the effect, if any, of reasonably possible near-term changes in interest rates on the Company's consolidated financial position, results of operations and cash flows would not be significant.

The Company does not use derivative instruments for trading purposes. No interest rate derivatives were in place at December 27, 2000.

FOREIGN CURRENCY EXCHANGE RATE RISK

The Company has exposure to foreign exchange rate risk related to certain foreign currency transactions. In order to mitigate this risk, the Company from time to time has entered into foreign exchange forward contracts. The Company does not speculate on the future direction of foreign currency exchange rates nor does the Company use these derivative financial instruments for trading purposes. No foreign exchange risks were in place at December 27, 2000.

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

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth information with respect to each director of FRD.


                              Current Principal Occupation or
Name                  Age     Employment and Five-Year Employment History
----                  ---     -------------------------------------------

James B. Adamson       53     Director and Chairman of the Board of Directors of
                              FRD (1996-present); Chief Executive Officer and
                              President of Advantica (1995-February 2001); Chief
                              Executive Officer and President of Denny's, Inc.
                              ("Denny's") (2000-February 2001); Director of
                              Advantica and Kmart Corporation.

Vera K. Farris         60     Director of FRD; President of the Richard Stockton
                              College of New Jersey (1983-present); Director of
                              Advantica and National Utilities Investors, Inc.

James J. Gaffney       60     Director of FRD; Vice Chairman, Viking Pacific
                              Holdings Limited, a diversified holding company headquartered in Auckland, New Zealand with approximately 23 different businesses based primarily in New Zealand (1998-present); Chairman,
                              Vermont Investments Limited, a diversified holding company involved in manufacturing and distribution
                              (1997-1998); President and Chief Executive
                              Officer, General Aquatics, Inc., a company involved in swimming pool equipment manufacturing and construction (1995-1997); Director of
                              Advantica, SCP Pool Corporation, Hexcel
                              Corporation, Hvide Marine Incorporated, Safelite
                              Glass Corporation and Purina Mills, Inc.

                              Current Principal Occupation or
Name                  Age     Employment and Five-Year Employment History
----                  ---     -------------------------------------------

Darrell Jackson        44     Director of FRD; President and Chief Executive
                              Officer of Sunrise Enterprise of Columbia, Inc., a public relations, marketing and consulting firm
                              (1992-present); State Senator, South Carolina
                              Senate (1992-present); Pastor of the Bible Way
                              Church, Columbia, South Carolina (1995-present).

Nelson J. Marchioli    51     Director of FRD; Chief Executive Officer and
                              President of Advantica and Denny's (February 2001-present); President of El Pollo Loco, Inc.
                              (1997-February 2001); Executive Vice President and
                              Chief Operating Officer of Bruegger's Corporation
                              (1996-1997); Senior Vice President of Worldwide
                              Supply for Burger King Corporation (1995-1996);
                              Director of Advantica.

Robert E. Marks        49     Director of FRD; President of Marks Ventures,
                              Inc., New York, New York, a private equity investment firm (1994-present); Managing Director of Carl Marks & Co., Inc. (1982-1994); Director of
                              Advantica and Robert Fleming Capital Mutual Fund
                              Group, Inc.

Lloyd I. Miller, III   46     Director of FRD; Registered Investment Advisor
                              (1990-present); Director of Advantica.

Charles F. Moran       71     Director of FRD; Retired; Senior Vice President of
                              Administration of Sears, Roebuck and Co. (1989-
                              1993); Senior Vice President and Chief Information
                              Officer of Sears, Roebuck and Co. (1988-1989);
                              Director of Advantica and Leapnet, Inc.

Elizabeth A. Sanders   55     Director of FRD; Principal of The Sanders
                              Partnership, Sutter Creek, California, a consulting firm (1990-present); Vice President and General Manager of Nordstrom, Inc. (1981-1990);
                              Director of Advantica, Washington Mutual, Inc.,
                              Wal-Mart Stores, Inc., Wellpoint Health Networks,
                              Inc. and Wolverine Worldwide, Inc.

Donald R. Shepherd     64     Director of FRD; Retired; Chairman of Loomis,
                              Sayles & Company, L.P., Boston, Massachusetts, an investment management firm (1992-1995); Chief
                              Executive Officer and Chief Investment Officer of
                              Loomis, Sayles & Company, L.P. (1990-1995);
                              Director of Advantica, Hvide Marine Incorporated and Geneva Steel Holdings Corporation.


Raul R. Tapia          52     Director of FRD; Principal of Murray, Scheer,
                              Montgomery, Tapia and O'Donnell, Washington, D.C., a consulting firm representing domestic and international public and corporate sector organizations before congress, the executive branch and federal agencies (1993-present).

EXECUTIVE OFFICERS OF FRD

The following table sets forth information with respect to each executive officer of FRD.


                              Current Principal Occupation or
Name                  Age     Employment and Five-Year Employment History
----                  ---     -------------------------------------------

David O. Devoy         50     President and Chief Financial Officer of FRD
                              (2000-present); Senior Vice President, Finance and
                              Chief Financial Officer of FRD (1998-2000); Vice
                              President and Chief Financial Officer of Flagstar
                              Enterprises, Inc. and Quincy's Restaurants, Inc.
                              (1996-1998); Vice President-Operations Finance of
                              Burger King (1994-1996).

Ronald B. Hutchison    51     Executive Vice President of FRD (1998-present);
                              Executive Vice President and Chief Financial
                              Officer of Advantica (1998-present); Executive
                              Vice President and Chief Financial Officer of
                              Denny's (2000-January 2001); Vice President and
                              Treasurer of Advantica (1995-1998); Vice President and Treasurer of FRD (1996-1998).

Rhonda J. Parish       44     Executive Vice President of FRD (1998-present);
                              General Counsel and Secretary of FRD (1998-present); Executive Vice President of Advantica
                              (1998-present); General Counsel and Secretary of
                              Advantica (1995-present); Senior Vice President of
                              FRD (1996-1998); Senior Vice President of
                              Advantica (1995-1998).

Susan L. Alexis        41     Vice President, Operations of FRI-M
                              (1998-present); Regional Director of Operations of
                              Carrows Restaurants, Inc. (1996-1998).

Anthony A. Barr        46     Vice President of Development of FRI-M
                              (2000-present); Director of Operations of FRI-M
                              (1999-2000); District Manager of Coco's
                              Restaurants, Inc. (1985-1999)

Beth L. Libhart        47     Vice President, Human Resources of FRI-M
                              (1996-present); Director of Human Resources of
                              Family Restaurants, Inc., Irvine California
                              (1990-1996).

Pamela Tindall-Becker  52     Vice President, Marketing of FRI-M (2000-present);
                              Senior Director of Marketing of Carrows
                              Restaurants, Inc. (1998-2000); Vice President,
                              Director of Client Services of Valdes Zacky
                              Advertising, Los Angeles, California (1997-1998);
                              Vice President, Management Supervisor, Davis Elen
                              Advertising, San Francisco, California.

Messrs. Adamson, Hutchison, Marchioli and Ms. Parish served as executive officers of FCI and FC during the Chapter 11 bankruptcy proceeding involving both entities as described in "Business -- Introduction." Additionally, each listed executive officer served FRD as an executive officer at the time of FRD's Chapter 11 filing described further in "Business -- 2001 Restructuring."

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

The Registrant does not have a class of equity securities registered pursuant to
Section 12 of the Securities Exchange Act of 1934 (the "Exchange Act"). Consequently, there were no filing requirements under Section 16(a) of the Exchange Act applicable to the Registrant's executive officers, directors or more than 10% beneficial owners.

ITEM 11. EXECUTIVE COMPENSATION

COMPENSATION OF EXECUTIVE OFFICERS

The following summary compensation table sets forth, for the Company's last three completed fiscal years, the compensation provided to the Company's President and four most highly compensated executive officers, other than the President, who were serving as executive officers at the end of 2000.

                           SUMMARY COMPENSATION TABLE

                                                                                                LONG-TERM
                                                                                              COMPENSATION
                                                                                                 AWARDS
                                                                                               -------------
                                                                           ANNUAL               SECURITIES         ALL OTHER
                                                                      COMPENSATION (1)          UNDERLYING        COMPENSATION
NAME AND PRINCIPAL POSITION                            YEAR      SALARY($)(2)  BONUS($)(3)     OPTIONS(#)(6)         ($)(4)
---------------------------                            ----      ------------  -----------     -------------         ------

David O. Devoy                                         2000         $284,022      $30,000             --             $118,682
   President and Chief Financial                       1999          240,827       19,136           25,000            137,687
   Officer of FRD                                      1998          161,980       65,875           40,000            117,789

Craig S. Bushey                                        2000          211,247       60,125             --              227,320
   Former President of FRD(5)                          1999          334,183      230,753          150,000            109,519
                                                       1998          320,992      211,255          150,000            319,973

Ronald B. Hutchison                                    2000          330,514      122,850             --              227,950
   Executive Vice President                            1999          301,535      178,753          150,000            186,160
   of FRD                                              1998          267,174      162,505          150,000            158,750

Rhonda J. Parish                                       2000          297,713      111,150             --              226,666
   Executive Vice President,                           1999          277,575      175,500          150,000            185,639
   General Counsel and Secretary of FRD                1998          247,951      146,250          150,000            153,880

Paul R. Wexler                                         2000          243,101       95,552             --              224,982
   Former Executive Vice President,                    1999          233,285      152,577          150,000            184,220
   Procurement and Distribution of FRD                 1998          227,417      146,250          150,000            157,700

Stephen W. Wood                                        2000          265,967       99,450             --              225,425
   Executive Vice President, Human Resources           1999          245,924      152,577          150,000            184,351
   and Corporate Affairs of FRI-M Corporation          1998          231,272      146,250          150,000            155,360

-----------------------

(1) The amounts shown for each named executive officer exclude perquisites and other personal benefits that did not exceed, in the aggregate, the lesser of either $50,000 or 10% of the total of annual salary and bonus reported for the named executive officer for any year included in this table.

(2) The amounts in this column include certain costs and credits to the named executive officers relating to certain life, health and disability insurance coverage provided through the Company.

(3) The amounts shown in this column reflect bonus payments received in the respective year by the named executive officers under the Company's incentive programs which may relate to the prior fiscal year.

(4) The amounts for Ms. Parish and Messrs. Devoy, Bushey, Hutchison, Wexler and Wood include company contributions made to such officers' accounts under the Advantica Secured Savings Plan, which for 2000 amounted to $11,666, $8,682, $4,952, $12,950, $9,982 and $10,425 respectively, for 1999 amounted to $10,639, $7,687, $8,557, $11,160, $9,220 and $9,351 respectively, and for 1998 amounted to $3,880, $2,883, $4,588, $8,750, $7,700 and $5,360,
     respectively. With the exception of Messrs. Devoy and Bushey, each named executive officer's amounts reflect leadership retention payments of $215,000 in 2000, $175,000 in 1999 and $150,000 in 1998. The amounts for
     Mr. Devoy reflect leadership retention payments in 2000, 1999 and 1998 of $70,000, $100,000 and $50,000, respectively. The amounts for Mr. Bushey reflect leadership retention payments in 2000, 1999 and 1998 of $175,000, $50,000 and $275,000, respectively. The remaining amounts shown for Messrs. Devoy and Bushey for 2000, 1999 and 1998 reflect additional compensation and/or reimbursement paid to each of them at or near the time of, or otherwise in connection with his initial employment or subsequent relocation with the Company.

(5) Mr. Bushey served as President of FRD for the months of January and February 2000 before becoming the chief operating officer of Denny's, Inc. a member of the same affiliated group as FRD. Mr. Bushey passed away in June 2000. His compensation totals for 2000 reflect combined amounts earned at Denny's and FRD.

(6) The amounts for Ms. Parish and Messrs. Hutchison, Wexler and Wood for 1998 each include an option to purchase 100,000 shares which was subsequently rescinded by the named executive officer and effectively cancelled and terminated as of August 15, 2000.

STOCK OPTIONS

There were no stock options granted to the named executive officers during the fiscal year ended December 27, 2000. The following table sets forth information with respect to the 2000 year-end values of unexercised options, all of which were granted pursuant to the Advantica Stock Option Plan, held by each of the persons named in the Summary Compensation Table above.


                     AGGREGATED OPTION EXERCISES IN 2000 AND
                          FISCAL YEAR-END OPTION VALUES



                                                              VALUE OF
                                        NUMBER OF            UNEXERCISED
                                        SECURITIES             IN-THE-
                                        UNDERLYING          MONEY OPTIONS
                                       UNEXERCISED            AT FISCAL
                                    OPTIONS AT FISCAL         YEAR-END
                                      YEAR-END (#)               ($)
                                    -----------------       -------------
                                       EXERCISABLE/         EXERCISABLE/
NAME                                  UNEXERCISABLE         UNEXERCISABLE
----                                -----------------       -------------

David O. Devoy...................      31,250/33,750            --/--
Ronald B. Hutchison..............     62,500/137,500            --/--
Rhonda J. Parish.................     62,500/137,500            --/--
Paul R. Wexler...................     62,500/137,500            --/--
Stephen W. Wood..................     62,500/137,500            --/--

No options held by the above named executive officers were exercised in 2000.

COMPENSATION OF DIRECTORS

Messrs. Jackson and Tapia receive from FRD, as compensation for their service on the FRD Board of Directors, an annual cash retainer of $20,000 (paid in four quarterly installments). The remaining directors (other than Messrs. Adamson and Marchioli) receive from Advantica an annual cash retainer of $30,000 (paid in four quarterly installments) for their service on both the FRD and Advantica boards. Additionally, each FRD director receives an annual restricted stock award and an award of stock options every three years.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The Registrant has no Compensation Committee. Ms. Parish and Mr. Wood, executive officers of FRD and Advantica during the fiscal year ended December 27, 2000, participated in deliberations of the Advantica Board of Directors concerning the compensation of FRD executive officers.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

All of the equity securities of FRD are owned by its parent Advantica. Consequently, there are no other beneficial owners of FRD equity securities.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the fiscal year 2000, FRD loaned $75,377.91, pursuant to a promissory note, to David O. Devoy, President of FRD, and his wife for the payment of certain professional fees incurred during the year by the Devoys. The promissory note is secured by future bonus payments potentially due Mr. Devoy under the Company's incentive bonus program. Additionally, for information with respect to the transactions during the year between FRD and its parent, Advantica, see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" and Notes 10 and 16 to the Consolidated and Combined Financial Statements included herein.

INFORMATION REGARDING CERTAIN INDEBTEDNESS

The following information regarding certain indebtedness of the Company does not purport to be complete and is qualified in its entirety by reference to the documents governing such indebtedness, including the definitions of certain terms therein, which have been filed as exhibits to the Company's filings with the Commission. Whenever particular provisions of such documents are referred to herein, such provisions are incorporated herein by reference and the statements are qualified in their entirety by such reference. See Note 10 to the accompanying Consolidated Financial Statements for additional information regarding the Company's indebtedness and the terms thereof (including indebtedness under the FRD Credit Facility).

THE SENIOR NOTES

In connection with the May 23, 1996 acquisition of FRI-M, FRD issued $156.9 million principal amount of Senior Notes. The Senior Notes are senior unsecured, general obligations of FRD and rank senior in right of payment to all existing and future subordinated indebtedness of FRD and rank pari passu in right of payment with all existing and future unsubordinated indebtedness of FRD. The Senior Notes are effectively subordinated to secured indebtedness of FRD, including FRD's guaranty of borrowings under the FRD Credit Facility to the extent of the value of FRD's assets securing such guaranty. Borrowings under the FRD Credit Facility are secured by substantially all of the Company's assets. The Senior Notes are structurally subordinated to all indebtedness of FRI-M, including its indebtedness under the FRD Credit Facility. Interest on the Senior Notes accrues at the rate of 12 1/2% per annum and is payable semi-annually in arrears on January 15 and July 15.

The Senior Notes, by their terms, mature on July 15, 2004. They will be redeemable, in whole or in part, at the option of FRD at any time on or after May 23, 2001, initially at a redemption price equal to 105.0% of the principal amount thereof to and including May 22, 2002, at 102.5% of the principal amount thereof to and including May 22, 2003, and thereafter at 100% of the principal amount thereof, together in each case with accrued interest.

On January 16, 2001, FRD elected not to make the interest payment due and payable with respect to the Senior Notes. As a result of this nonpayment, and as a result of FRD's Chapter 11 filing on February 14, 2001, FRD is in default under the indenture governing the Senior Notes. As described in more detail in "Business--2001 Restructuring" and Note 1 to the accompanying Consolidated Financial Statements, the bankruptcy filings operate as an automatic stay of all collection and enforcement actions by the holders of the Senior Notes with respect to the Debtor's failure to make the interest payments when due.

                                     PART IV

ITEM 14. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

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

Exhibit
   No.    Description
-------   -----------

*3.1 Certificate of Incorporation of FRD (incorporated by reference to Exhibit 3.1 to Registration Statements on Forms S-1 and S-4 dated as of September 6, 1996 (No. 333-07601) of FRD (the "FRD Form S-4")).
*3.2 Amendment to the Bylaws of FRD, dated May 24, 1996 (incorporated by reference to Exhibit 3.2.1. to FRD's annual report on Form 10-K for the period ended December 26, 1996).
*3.2.1 Amendment to the Bylaws of FRD, dated May 24, 1996 (incorporated by reference to Exhibit 3.2.1. to FRD's annual report on Form 10-K for the period ended December 26, 1996).
*4.1 Indenture dated as of May 23, 1996 between FRD and the Bank of New York, as Trustee (the "Indenture") (incorporated by reference to
          Exhibit 4.1 to the FRD Form S-4).
*10.1 Tax Sharing and Allocation Agreement dated as of May 23, 1996 among FCI, FRI-M and FRD (incorporated by reference to Exhibit 10.2 to the FRD Form S-4).
*10.2 Management Services Agreement dated as of May 24, 1996 between FRD and Flagstar (incorporated by reference to Exhibit 10.3 to the FRD Form S-4).
*10.3 Technical Assistance and License Agreement, dated as of April 14, 1995, between Coco's Restaurant, Inc. and Coco's Japan Co., Ltd (incorporated by reference to Exhibit 10.5 to the FRD Form S-4).
*10.4 Advantica Restaurant Group Stock Option Plan, as adopted January 28, 1998 and amended through September 28, 1998 (incorporated by reference to Exhibit 10.2 to Advantica's quarterly report on Form 10-Q for the period ended September 30, 1998 (the "Advantica 1998 Third Quarter 10-Q")).
*10.5 Advantica Restaurant Group Officer Stock Option Plan, as adopted January 28, 1998 and amended through September 28, 1998 (incorporated by reference to Exhibit 10.3 to Advantica's 1998 Third Quarter 10-Q).
*10.6 Merger Amendment, dated March 15, 1999, to the Advantica Restaurant Group Stock Option Plan and the Advantica Restaurant Group Officer Stock Option Plan (incorporated by reference to Exhibit 10.5 to Advantica's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 ("Advantica's 1999 First Quarter Form 10-Q")).
*10.7 Advantica Stock Option Plan as amended through March 15, 1999 (incorporated by reference to Exhibit 10.5 to Advantica's 1999 First Quarter Form 10-Q).
*10.8 Credit Agreement, dated May 14, 1999, among Coco's Restaurants, Inc., Carrows Restaurants, Inc., and jojo's Restaurants, Inc., as borrowers, FRD and FRI-M, as guarantors, the lenders named therein, Credit Lyonnias New York Branch as administrative agent, and The Chase Manhattan Bank, as documentation agent and syndication agent (incorporated by reference to Exhibit 10.1 to Advantica's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999).
99        Safe Harbor Under the Private Securities Litigation Reform Act of
          1995.

------------------------

(b) No reports on Form 8-K were filed during the quarter ended December 27, 2000.

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

                               FRD ACQUISITION CO.

         INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

                                                                            PAGE
                                                                            ----
Independent Auditors' Report                                                 F-2

Statements of Consolidated Operations for the One Week Ended January
7, 1998 (FRD Successor) and for the Fifty-One Weeks Ended December 30,
1998 and Fiscal Years Ended December 29, 1999 and December 27, 2000
(FRD Emerged Successor)                                                      F-4

Consolidated Balance Sheets as of December 29, 1999 and December 27, 2000    F-5

Statements of Consolidated Cash Flows for the One Week Ended January
7, 1998 (FRD Successor) and for the Fifty-One Weeks Ended December 30,
1998 and Fiscal Years Ended December 29, 1999 and December 27, 2000
(FRD Emerged Successor)                                                      F-6

Notes to Consolidated Financial Statements                                   F-8

Financial Statement Schedule: Condensed Financial Information of Registrant  S-1

INDEPENDENT AUDITORS' REPORT

Board of Directors
FRD Acquisition Co.:

We have audited the accompanying consolidated balance sheets of FRD Acquisition Co. and subsidiaries (Debtor-in- Possession) (the "Company") as of December 27, 2000 and December 29, 1999 and the related statements of consolidated operations and consolidated cash flows for the fiscal years ended December 27, 2000 and December 29, 1999 and the fifty-one week period ended December 30, 1998 (FRD Emerged Successor operations), and for the one-week period ended January 7, 1998 (FRD Successor operations). Our audits also included the financial statement schedule listed in the Index. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

As discussed in Note 2 to the consolidated financial statements, on November 12, 1997, the Bankruptcy Court entered an order confirming the plan of reorganization of the Company's parent, Advantica Restaurant Group, Inc., which became effective after the close of business on January 7, 1998. Accordingly, the accompanying consolidated financial statements have been prepared in conformity with AICPA Statement of Position 90-7, "Financial Reporting for Entities in Reorganization Under the Bankruptcy Code," for the FRD Emerged Successor Company as a new entity with assets, liabilities, and a capital structure having carrying values not comparable with prior periods as described in Note 2.

In our opinion, the FRD Emerged Successor's consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 27, 2000 and December 29, 1999 and the results of its consolidated operations and consolidated cash flows for the fiscal years ended December 27, 2000 and December 29, 1999 and the fifty-one week period ended December 30, 1998 in conformity with accounting principles generally accepted in the United States of America. Further, in our opinion, the FRD Successor's consolidated financial statements present fairly, in all material respects, the results of its consolidated operations and its consolidated cash flows for the one-week period ended January 7, 1998 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1, the Company has filed for reorganization under Chapter 11 of the Federal Bankruptcy Code. The accompanying consolidated financial statements do not purport to reflect or provide for the consequences of the bankruptcy proceedings. In particular, such consolidated financial statements do not purport to show (a) as to assets, their realizable value on a liquidation basis or their availability to satisfy liabilities; (b) as to prepetition liabilities, the amounts that may be allowed for claims or contingencies, or the status and priority thereof; (c) as to stockholder accounts, the effect of any changes that may be made in the capitalization of the Company; or (d) as to operations, the effect of any changes that may be made in its business.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Notes 1 and 10, the Company's continued deterioration in operating performance and failure to make the scheduled January 16, 2001 interest payment on its Senior Notes raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also discussed in Note 1. The consolidated financial statements do not include adjustments that might result from the outcome of this uncertainty.


DELOITTE & TOUCHE LLP
GREENVILLE, SOUTH CAROLINA
FEBRUARY 14, 2001

                               FRD ACQUISITION CO.

                      STATEMENTS OF CONSOLIDATED OPERATIONS


                                                       FRD
                                                    SUCCESSOR                    FRD EMERGED SUCCESSOR
                                                    ---------       -------------------------------------------------
                                                     ONE WEEK        FIFTY-ONE               FISCAL YEAR ENDED
                                                      ENDED         WEEKS ENDED        ------------------------------
                                                    JANUARY 7,      DECEMBER 30,       DECEMBER 29,      DECEMBER 27,
                                                       1998             1998              1999               2000
                                                    ---------         --------          ---------         ---------
(In thousands)
Revenue:
   Company restaurant sales                         $   8,266         $432,930          $ 381,474         $ 362,721
   Franchise and foreign licensing revenue                141            6,462              8,316             8,339
                                                    ---------         --------          ---------         ---------
      Total operating revenue                           8,407          439,392            389,790           371,060
                                                    ---------         --------          ---------         ---------
Cost of company restaurant sales:
   Product cost                                         2,255          119,467             99,917            95,164
   Payroll and benefits                                 3,193          162,916            148,709           144,701
   Occupancy                                              521           25,541             22,211            20,330
   Other operating expenses                             1,331           62,030             54,187            52,214
                                                    ---------         --------          ---------         ---------
      Total cost of company restaurant sales            7,300          369,954            325,024           312,409
Franchise restaurant costs                                 47            2,731              3,895             3,499
General and administrative expenses                       291           15,037             15,427            16,958
Management fees to Advantica                               84            4,381              3,873             3,689
Allocated costs from Advantica                             48            2,202              2,600             2,548
Amortization of reorganization value in
   excess amounts allocable to identifiable
   assets                                                  --           40,051             38,586            18,743
Depreciation and other amortization                       591           35,271             32,034            28,732
Impairment charge                                          --               --             60,500            68,000
Gains on refranchising and other, net                      --          (11,157)              (528)              (67)
                                                    ---------         --------          ---------         ---------
      Total operating costs and expenses                8,361          458,470            481,411           454,511
                                                    ---------         --------          ---------         ---------
Operating income (loss)                                    46          (19,078)           (91,621)          (83,451)
                                                    ---------         --------          ---------         ---------
Other expenses:
   Interest expense, net                                  585           26,897             24,769            26,607
   Other nonoperating expenses (income), net               --             (515)               116               117
                                                    ---------         --------          ---------         ---------
      Total other expenses, net                           585           26,382             24,885            26,724
                                                    ---------         --------          ---------         ---------
Loss before reorganization items and taxes               (539)         (45,460)          (116,506)         (110,175)
Reorganization items                                  (44,993)              --                 --                --
                                                    ---------         --------          ---------         ---------
Income (loss) before taxes                             44,454          (45,460)          (116,506)         (110,175)
Provision for (benefit from) income taxes              11,367           (3,652)            19,151               384
                                                    ---------         --------          ---------         ---------
Net income (loss)                                   $  33,087         $(41,808)         $(135,657)        $(110,559)
                                                    =========         ========          =========         =========

                 See notes to consolidated financial statements.

                               FRD ACQUISITION CO.

                           CONSOLIDATED BALANCE SHEETS


                                                   DECEMBER 29,     DECEMBER 27,
                                                      1999             2000
                                                    ---------       ---------

(In thousands)
ASSETS
Current Assets:
   Cash and cash equivalents                        $   8,392       $   1,989
   Receivables                                          4,852           4,755
   Inventories                                          2,700           2,767
   Other                                                3,941           5,471
                                                    ---------       ---------
                                                       19,885          14,982
                                                    ---------       ---------
Property and equipment                                164,644         175,436
Accumulated depreciation                              (52,975)        (76,083)
                                                    ---------       ---------
                                                      111,669          99,353
                                                    ---------       ---------
Other Assets:
   Reorganization value in excess of amounts
     allocable to identifiable assets, net             55,812              --
   Other intangibles, net                              39,406           5,763
   Other                                                5,102           3,822
                                                    ---------       ---------
                                                      100,320           9,585
                                                    ---------       ---------
                                                    $ 231,874       $ 123,920
                                                    =========       =========

LIABILITIES AND STOCKHOLDER'S DEFICIT
Current Liabilities:
   Current maturities of long-term debt             $   2,770       $  41,909
   Accounts payable                                    19,293          16,678
   Accrued salaries and vacation                        7,858           7,870
   Accrued insurance                                    3,627           3,039
   Accrued interest                                     9,491             498
   Payable to Advantica                                23,809              --
   Other                                               14,025          14,219
                                                    ---------       ---------
                                                       80,873          84,213
                                                    ---------       ---------
Long-Term Liabilities:
   Debt, less current maturities                      207,164           7,323
   Liability for insurance claims                       7,817           5,992
   Other noncurrent liabilities                        13,766          11,078
                                                    ---------       ---------
                                                      228,747          24,393
                                                    ---------       ---------
Total liabilities not subject to compromise           309,620         108,606
Liabilities subject to compromise                          --         203,619
                                                    ---------       ---------
Total liabilities                                     309,620         312,225
                                                    ---------       ---------

Commitments and Contingencies

Stockholder's Deficit:
   Common stock: par value $0.10; 1,000 shares
     authorized, issued and outstanding                    --              --
   Paid-in capital                                     99,719          99,719
   Deficit                                           (177,465)       (288,024)
                                                    ---------       ---------
                                                      (77,746)       (188,305)
                                                    ---------       ---------
                                                    $ 231,874       $ 123,920
                                                    =========       =========

                 See notes to consolidated financial statements.

                               FRD ACQUISITION CO.

                      STATEMENTS OF CONSOLIDATED CASH FLOWS


                                                                  FRD
                                                               SUCCESSOR                    FRD EMERGED SUCCESSOR
                                                               ---------       -------------------------------------------
                                                                ONE WEEK        FIFTY-ONE           FISCAL YEAR ENDED
                                                                 ENDED         WEEKS ENDED    ----------------------------
                                                               JANUARY 7,      DECEMBER 30,   DECEMBER 29,    DECEMBER 27,
                                                                  1998             1998          1999             2000
                                                               ---------         --------      ---------       ---------

(In thousands)
Cash Flows from Operating Activities:
Net income (loss)                                              $  33,087       $ (41,808)      $(135,657)      $(110,559)
Adjustments to Reconcile Net (Loss) Income to Cash
   Flows from Operating Activities
   Amortization of reorganization value in excess of
      amounts allocable to identifiable assets                        --          40,051          38,586          18,743
   Depreciation and other amortization                               591          35,271          32,034          28,732
   Impairment charge                                                  --              --          60,500          68,000
   Amortization of deferred financing costs                           28           1,336           1,315             762
   Amortization of debt premium                                       --          (1,497)         (1,667)         (1,850)
   Gain on refranchising and other, net                               --          (5,979)           (528)            (64)
   Gain on lease buyouts                                              --          (5,178)             --              --
   Deferred tax provision (benefit)                               11,340          (3,899)         18,744              --
   Noncash reorganization items                                  (44,993)             --              --              --
Decrease (increase) in assets:
   Receivables                                                       252          (1,189)          1,491              97
   Inventories                                                        --             538             370             (67)
   Other current assets                                            3,918           1,551             (59)         (1,531)
   Other assets                                                       --             872          (2,608)            646
Increase (decrease) in liabilities:
   Accounts payable                                               (3,085)          3,278          (1,069)         (2,615)
   Accrued salaries and vacation                                  (1,451)         (1,170)         (2,340)             12
   Payable to Advantica                                              132           6,426           7,069           5,602
   Other accrued liabilities                                       1,388          (3,992)         (3,131)            (42)
   Liability for self-insurance claims                              (253)         (1,681)         (2,908)         (2,413)
   Other noncurrent liabilities                                        3              66          (1,321)         (2,454)
                                                               ---------       ---------       ---------       ---------
Net cash flows provided by operating activities                      957          22,996           8,821             999
                                                               ---------       ---------       ---------       ---------
Cash Flows from Investing Activities:
   Purchase of property                                               --         (10,367)        (22,570)        (13,679)
   Proceeds from lease buyouts                                        --           3,806              --              --
   Proceeds from disposition of property                              --          12,515             590              16
                                                               ---------       ---------       ---------       ---------
Net cash flows provided by (used in) investing activities             --           5,954         (21,980)        (13,663)
                                                               ---------       ---------       ---------       ---------

                 See notes to consolidated financial statements.

                               FRD ACQUISITION CO.

                                                                  FRD
                                                               SUCCESSOR                    FRD EMERGED SUCCESSOR
                                                               ---------       -------------------------------------------
                                                                ONE WEEK        FIFTY-ONE           FISCAL YEAR ENDED
                                                                 ENDED         WEEKS ENDED    ----------------------------
                                                               JANUARY 7,      DECEMBER 30,   DECEMBER 29,    DECEMBER 27,
                                                                  1998             1998          1999             2000
                                                               ---------         --------      ---------       ---------

(In thousands)
Cash Flows from Financing Activities:
   Principal debt payments, net                                $  (6,515)      $ (26,602)      $ (14,290)      $  (2,939)
   Term loan proceeds                                                 --              --          30,000              --
   Working capital borrowings, net                                    --              --              --           9,200
                                                               ---------       ---------       ---------       ---------
Net cash flows (used in) provided by financing activities         (6,515)        (26,602)         15,710           6,261
                                                               ---------       ---------       ---------       ---------
   (Decrease) increase in cash and cash equivalents               (5,558)          2,348           2,551          (6,403)
Cash and cash equivalents at:
   Beginning of period                                             9,051           3,493           5,841           8,392
                                                               ---------       ---------       ---------       ---------
   End of period                                               $   3,493       $   5,841       $   8,392       $   1,989
                                                               =========       =========       =========       =========


Supplemental Cash Flow Information:
   Income taxes paid (refunded)                                $      --       $  (1,402)      $     236       $     339
                                                               =========       =========       =========       =========
   Interest paid                                               $      --       $  23,957       $  23,580       $  26,692
                                                               =========       =========       =========       =========

Non cash financing activities:
   Capital lease obligations                                   $      --       $     569       $     226       $     199
                                                               =========       =========       =========       =========

                 See notes to consolidated financial statements.

                               FRD ACQUISITION CO.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 BASIS OF REPORTING AND 2001 RESTRUCTURING

FRD Acquisition Co. ("FRD" or, together with its subsidiaries, the "Company") was incorporated in February 1996 as a wholly owned subsidiary of a predecessor of Advantica Restaurant Group, Inc. ("Advantica"). On May 23, 1996, FRD consummated the acquisition of all of the outstanding stock of FRI-M Corporation ("FRI-M"), the subsidiary of Family Restaurants, Inc. ("FRI"), which owns the Coco's and Carrows chains. At December 27, 2000, the Company owned 258 full-service restaurants located primarily in six states, with approximately 89% of its restaurants located in California. Additionally, at December 27, 2000, the Company was the licensor of 302 restaurants located primarily in Japan and South Korea and the franchisor of 62 restaurants in the United States.

On February 17, 2000, in connection with its announcement of a new strategic direction, Advantica also announced that it would begin immediately exploring the possible sale of FRD's operating subsidiaries. Advantica continued to market for divestiture the Coco's and Carrows concepts throughout the balance of 2000 and into the first quarter of 2001.

On February 14, 2001 (the "Petition Date"), FRD filed a voluntary petition for relief under Chapter 11 of Title 11 of the United States Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"), Case No. 01-0436 PJW. None of the Company's operating subsidiaries are a party to or are included in these Chapter 11 proceedings. FRD (the "Debtor") is currently operating its business as a debtor-in- possession pursuant to Sections 1107(a) and 1108 of the Bankruptcy Code and subject to the jurisdiction of the Bankruptcy Court. The financial statements of the Company have been prepared on a going concern basis, which contemplates the continuity of operations, the realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business.

FRD's Chapter 11 filing is intended to preserve and maximize the going concern value of FRD's operating subsidiaries by allowing them to continue to operate in the ordinary course of business, without the need to commence Chapter 11 cases of their own. The events leading to FRD's Chapter 11 filing include the continued deterioration of the performance of FRD's operating subsidiaries due to increased competition, outdated facilities and unfavorable industry trends. As a result, FRD failed to make the scheduled January 16, 2001 interest payment due on its prepetition 12.5% Senior Notes due July 15, 2004 (the "Senior Notes"). The 30-day grace period provided by the indenture governing the Senior Notes' interest payments expired on February 15, 2001, the day after FRD filed its voluntary Chapter 11 petition. These matters raise substantial doubt about the Company's ability to continue as a going concern. The Company's continued existence is dependent upon several factors including the Company's ability to sell its operating subsidiaries or restructure its liabilities through the bankruptcy process. Since mid-April 2000, FRD has worked together with an unofficial committee of holders of the Senior Notes and its parent, Advantica, to pursue a sale of the stock of FRD's subsidiaries. Shortly before the filing date, FRD received preliminary acquisition proposals from four separate entities. FRD intends to continue this sale process postpetition with the goal of maximizing value to creditors. Pending a sale, FRD will continue to consult with the unofficial committee (or any official committee that is formed) and Advantica with respect to FRD's Chapter 11 case and the sale process. FRD and its subsidiaries intend to consummate a sale transaction without the need for the operating subsidiaries to also commence Chapter 11 cases. It is possible, however, that some or all of FRD's subsidiaries may have to commence Chapter 11 cases in the future.

FRD's subsidiaries have entered into an agreement pursuant to which they will fund the expenses incurred by the Debtor in connection with the Chapter 11 case including, but not limited to, fees and expenses of counsel and advisors for the Debtor and any official committee appointed in the Chapter 11 case.

Pursuant to Section 362 of the Bankruptcy Code, the commencement of FRD's Chapter 11 case operates as an automatic stay of the following: (1) commencement or continuation of a judicial, administrative or other proceeding against the Debtor that was or could have been commenced prior to commencement of the Chapter 11 case; (2) enforcement of any judgments against the Debtor that arose before the commencement of the Chapter 11 case; (3) the taking of any action to obtain possession of or to exercise control over the Debtor's property; (4) the creation, perfection or enforcement of any lien against the Debtor's property;
(5) the taking of any action to collect, assess or recover a claim against the Debtor that arose prior to the commencement of the Chapter 11 case; or (6) the setoff of any debt owing to the Debtor that arose prior to commencement of the Chapter 11 case against a claim held by such creditor of or party-in-interest against the Debtor that rose before the commencement of the Chapter 11 case. Any entity may apply to the Bankruptcy Court for relief from the automatic stay to allow enforcement of any of the aforesaid remedies that are automatically stayed by operation of law at the commencement of the Chapter 11 case.

Although the Debtor is authorized to operate its business as a debtor-in-possession, it may not engage in transactions outside the ordinary course of business without first complying with the notice and hearing provisions of the Bankruptcy Code and obtaining Bankruptcy Court approval. Other parties in interest in the Chapter 11 case are also entitled to be heard on motions made in the Chapter 11 case, including motions for approval of transactions outside the ordinary course of business.

The Company's financial statements for the year ended December 27, 2000 have been presented in conformity with the American Institute of Certified Public Accountants' Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7"). Prior periods' comparative balances have not been reclassified to conform with the current year's balances stated under SOP 90-7. In accordance with SOP 90-7, all prepetition liabilities of FRD that are subject to compromise through this bankruptcy proceeding are segregated in the Company's Consolidated Balance Sheets as "Liabilities subject to compromise" (see Note 9). These liabilities are recorded at the amounts expected to be allowed as claims by the Bankruptcy Court rather than estimates of the amounts for which those allowed claims may be settled as a result of any plan of reorganization approved by the Bankruptcy Court.

The accompanying Consolidated Financial Statements include the accounts of the operating subsidiaries of the Company which are not a party to the previously described Chapter 11 proceedings. The following condensed financial statements of FRD have been prepared using the equity method of accounting for reporting the results of all wholly owned subsidiaries of FRD that are not a party to such Chapter 11 proceedings.

FRD Acquisition Co.
(Debtor-in-Possession)
Condensed Statement of Operations


                                              FISCAL YEAR
                                                 ENDED
                                              DECEMBER 27,
                                                  2000
                                              ------------
(In thousands)
General and administrative expenses            $   6,237
                                               ---------
Operating loss                                    (6,237)
                                               ---------
Other expense:
    Equity in net loss of subsidiary             (86,407)
    Interest expense                             (17,915)
                                               ---------
        Total other expense                     (104,322)
                                               ---------
Net loss                                       $(110,559)
                                               =========


FRD Acquisition Co.
(Debtor-in-Possession)
Condensed Balance Sheet



                                               DECEMBER 27,
                                                   2000
                                               ------------
(In thousands)
ASSETS
Deferred financing costs                        $     545
Investment in subsidiary                          147,350
                                                ---------
                                                $ 147,895
                                                =========
LIABILITIES AND STOCKHOLDER'S DEFICIT
Liabilities subject to compromise (eliminated
    in consolidation)                           $ 132,581
Liabilities subject to compromise (Note 9)        203,619
                                                ---------
Total Liabilities                                 336,200
Stockholder's Deficit                            (188,305)
                                                ---------
                                                $ 147,895
                                                =========

NOTE 2 REORGANIZATION AND FRESH START REPORTING

On January 7, 1998 (the "Effective Date"), Advantica's predecessor, Flagstar Companies, Inc. ("FCI"), and its wholly owned subsidiary, Flagstar Corporation ("Flagstar"), emerged from proceedings under Chapter 11 of the Bankruptcy Code pursuant to FCI and Flagstar's Amended Joint Plan of Reorganization dated as of November 7, 1997 (the "Plan"). On the Effective Date, Flagstar merged with and into FCI, the surviving corporation, and FCI changed its name to Advantica Restaurant Group, Inc. FCI's operating subsidiaries, including the Company, did not file bankruptcy petitions and were not parties to the above mentioned Chapter 11 proceedings.

In the financial statements included herein, "FRD Successor" refers to the period of ownership of FRI-M by FRD subsequent to its acquisition on May 23, 1996. "FRD Emerged Successor" refers to the period subsequent to the emergence of Advantica from proceedings under the Bankruptcy Code and the application of fresh start reporting as described below.

As of the Effective Date, Advantica adopted fresh start reporting pursuant to the guidance provided by SOP 90-7. Fresh start reporting assumes that a new reporting entity has been created and requires that assets and liabilities be adjusted to their fair values as of the Effective Date in conformity with the procedures specified by Accounting Principles Board Opinion No. 16, "Business Combinations." In conjunction with the revaluation of assets and liabilities, a reorganization value for Advantica was determined which generally approximated its fair value before considering debt and approximated the amount a buyer would pay for the assets of Advantica after reorganization. Under fresh start reporting, the reorganization value of Advantica was allocated to its assets. In accordance with fresh start reporting, the portion of the reorganization value which was not attributable to specific tangible or identified intangible assets of Advantica has been reported as "Reorganization value in excess of amounts allocable to identifiable assets, net of accumulated amortization" (see Note 7 regarding impairment of the reorganization value). Advantica "pushed down" the impact of fresh start reporting to its operating subsidiaries, including the Company. Accordingly, all financial statements for any period subsequent to the Effective Date are referred to as "FRD Emerged Successor" financial statements, as they reflect the periods subsequent to the implementation of fresh start reporting and are not comparable to the financial statements for periods prior to the Effective Date.

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

Preopening Costs. Subsequent to January 7, 1998, preopening costs are expensed as incurred.

Property and Depreciation. Property was adjusted to estimated fair value as of January 7, 1998 in conjunction with the adoption of fresh start reporting. Property additions subsequent to January 7, 1998 are stated at cost. Property is depreciated on a straight-line basis over estimated useful lives (buildings principally over 20 years and furniture, fixtures and equipment over 3 to 8 years).

Goodwill and Other Intangible Assets. Unamortized goodwill was written off at January 7, 1998 in conjunction with the adoption of fresh start reporting as discussed in Note 2. Other intangible assets consist primarily of trademarks, trade names, franchise and other operating agreements. Other intangible assets were adjusted to fair value at January 7, 1998 and are being amortized on a straight-line basis over the useful lives of the franchise and other agreements and over 40 years for trade names. At December 29, 1999 and December 27, 2000, accumulated amortization of franchise operating rights and agreements totaled approximately $3.8 million and $2.7 million, respectively. See Note 7 for a discussion of impairment charges related to the intangible assets.

Reorganization Value in Excess of Amounts Allocable to Identifiable Assets. The portion of the reorganization value of the Company which was not attributable to specific tangible or identified intangible assets of the Company was being amortized using the straight-line method over a five-year period. At December 29, 1999, accumulated amortization totaled approximately $78.2 million. See Note 7 for a discussion of impairment charges related to the reorganization value.

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

Income Taxes. The Company is included in the consolidated federal and certain state income tax returns of Advantica. The Company is a party to a tax-sharing agreement with Advantica that provides for the Company to pay to Advantica the amount of the current income tax liability the Company would have had if the Company had filed separate federal and state income tax returns. The Company reports its income tax expense, deferred tax assets and liabilities following this separate-return method. See Note 11 for a further description of the accounting for income taxes.

Self-Insurance Liabilities. The Company has historically been insured under guaranteed cost/deductible insurance programs and/or has been self-insured for its workers' compensation, general/product and automobile insurance liabilities. The liabilities for prior and current estimated incurred losses for periods while the Company has been self-insured are discounted to their present value based on expected loss payment patterns determined by independent actuaries. The total discounted insurance liabilities recorded at December 29, 1999 and December 27, 2000 were $11.0 million and $8.8 million, respectively, reflecting a 5% discount rate for 1999 and 2000. The related undiscounted amount at such dates were $12.4 million and $9.8 million, respectively.

Franchise and License Fees. Initial franchise and license fees are recognized when all of the material obligations have been performed and conditions have been satisfied, typically when operations have commenced. Continuing fees, based upon a percentage of net sales, are recorded as income on a monthly basis.

Gains on Sales of Company-Owned Restaurants. Gains on sales of company-owned restaurants that include real estate owned by the Company are recognized in accordance with Statement of Financial Accounting Standards No. 66, "Accounting for Sales of Real Estate." In this regard, gains on such sales are recognized when the cash proceeds from the sale exceed 20 percent of the sales price. For restaurant sale transactions that do not include real estate owned by the Company, gains are recognized at the time the collection of the sale price is reasonably assured.

Cash proceeds received from sales of company-owned restaurants were $16.3 million and $0.6 million for the fifty-one weeks ended December 30, 1998 and the fiscal year ended December 29, 1999, respectively. Cash proceeds for the one week ended January 7, 1998 and the fiscal year ended December 27, 2000 were not significant. Deferred gains related to such transactions are not significant.

Advertising. Production costs for radio and television advertising are expensed in the year in which the commercials are initially aired. Advertising expense totaled $0.3 million for the one week ended January 7, 1998, $16.0 million for the fifty-one weeks ended December 30, 1998, $13.2 million for the fiscal year ended December 29, 1999 and $10.1 million for the fiscal year ended December 27, 2000. Prepaid advertising included in the Consolidated Balance Sheets totaled $0.3 million and $0.5 million at December 29, 1999 and December 27, 2000, respectively.

Cash Overdrafts. The Company has included in accounts payable on the accompanying balance sheets cash overdrafts totaling $9.8 million at December 29, 1999 and $8.3 million at December 27, 2000.

Foreign Currency Exposure. The Company is the licensor of Coco's restaurants primarily in Japan and South Korea. Royalties due to the Company are paid in foreign currency based on sales attributable to such Coco's. The receivable balance at December 27, 2000 primarily represents ten months of Coco's Japan royalties expected to be received in March 2001. Because this royalty is paid annually, the Company has potential exposure that exchange rates may fluctuate causing an unfavorable impact on the receivable balance. At December 29, 1999 and December 27, 2000, the net royalty receivable amounted to $2.2 million and $2.3 million, respectively.

New Accounting Standards. In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). This statement established accounting and reporting standards for derivative financial instruments and for hedging activities. It requires that entities recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The accounting for changes in fair value of the derivative (i.e., gains and losses) depends on the intended use of the derivative and the resulting designation. In June 2000, the FASB issued Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities -- an amendment of FASB Statement No. 133" ("SFAS 138"), which amends certain provisions of SFAS 133 to clarify areas causing difficulties in implementation, including expanding the normal purchase and sale exemption for supply contracts. Advantica appointed a team to implement SFAS 133 for the entire entity. This team has implemented a SFAS 133 risk management process and has been educating both financial and nonfinancial personnel, reviewing contracts to identify derivatives and embedded derivatives and addressing various other SFAS 133-related issues. Advantica adopted SFAS 133 and the corresponding amendments under SFAS 138 at the beginning of fiscal year 2001, in accordance with Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133." SFAS 133, as amended by SFAS 138, is not expected to have a material impact on the Company's consolidated results of operations, financial position or cash flows.

NOTE 4 RECEIVABLES

A summary of receivables follows (in thousands):


                                                      DECEMBER 29,  DECEMBER 27,
                                                          1999          2000
                                                         ------        ------

License and franchise fees and related receivables      $ 2,781       $ 2,869
Trade, principally credit cards                             749         1,039
Notes receivable                                            451           147
Other                                                     1,011           895
Allowance for doubtful accounts                            (140)         (195)
                                                        -------       -------
                                                        $ 4,852       $ 4,755
                                                        =======       =======


NOTE 5 OTHER CURRENT ASSETS

A summary of other current assets follows (in thousands):


                            DECEMBER 29,  DECEMBER 27,
                                1999          2000
                               ------        ------

Prepaid rent                  $1,874        $1,900
Prepaid other                  2,067         3,571
                              ------        ------
                              $3,941        $5,471
                              ======        ======


NOTE 6 PROPERTY AND EQUIPMENT

A summary of property and equipment follows (in thousands):


                                                 DECEMBER 29,      DECEMBER 27,
                                                     1999              2000
                                                    ------            ------

Land                                               $  2,383          $  2,383
Buildings and improvements                          113,234           120,409
Furniture, fixtures and equipment                    45,613            49,736
Projects under construction                           3,414             2,908
                                                   --------          --------
                                                    164,644           175,436
Less accumulated depreciation and amortization      (52,975)          (76,083)
                                                   --------          --------
                                                   $111,669          $ 99,353
                                                   ========          ========



Property under capitalized leases in the amount of $26.3 million at both December 29, 1999 and December 27, 2000 is included in buildings and improvements. Accumulated amortization of property under capital leases amounted to $11.6 million and $15.5 million at December 29, 1999 and December 27, 2000, respectively. Capital leases primarily relate to buildings on certain restaurant properties. The land portions of these leases are accounted for as operating leases.

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


                  ONE WEEK        FIFTY-ONE           FISCAL YEAR ENDED
                   ENDED         WEEKS ENDED    ----------------------------
                 JANUARY 7,      DECEMBER 30,   DECEMBER 29,    DECEMBER 27,
                    1998             1998          1999             2000
                 ---------         --------      ---------       ---------

Minimum rent        $450           $22,686        $19,996         $20,783
Contingent rent       71             3,600          2,915           2,643
Sublease rent         --            (1,046)          (700)         (3,096)
                    ----           -------        -------         -------
                    $521           $25,240        $22,211         $20,330
                    ====           =======        =======         =======


At December 27, 2000, the present value of capitalized lease obligations and the future minimum lease payments on noncancelable operating leases were (in thousands):


                                                        CAPITAL LEASES            OPERATING LEASES
                                                   ------------------------    -----------------------
                                                    MINIMUM       MINIMUM      MINIMUM        MINIMUM
                                                     LEASE        SUBLEASE       LEASE        SUBLEASE
                                                   PAYMENTS       RECEIPTS     PAYMENTS       RECEIPTS
                                                   --------       --------     --------       --------
Due In:
2001                                                $ 3,883        $1,371      $  16,633       $1,355
2002                                                  3,346         1,130         15,239        1,317
2003                                                  2,538           852         13,475        1,139
2004                                                  1,677           703         11,563          948
2005                                                  1,110           560          9,670          717
Subsequent years                                      2,983         1,496         55,724        2,215
                                                   --------       -------     ----------      -------
     Total                                           15,537        $6,112       $122,304       $7,691
                                                                   ======       ========       ======
Less imputed interest                                 5,505
                                                   --------
Present value of capital lease obligation           $10,032
                                                    =======


Payments for certain FRD operating leases are being made by FRI in accordance with the provisions of the stock purchase agreement signed at the date of acquisition. As such, these payments have been excluded from the amount of minimum lease payments and minimum sublease receipts reported above.

NOTE 7 IMPAIRMENT CHARGES

Due to the presence of certain conditions at December 29, 1999 and December 27, 2000 including the market discount on certain of the Company's debt instruments and certain operating trends, the Company concluded it should perform an impairment assessment of the carrying amount of the intangible asset Reorganization value in excess of amounts allocated to identifiable assets, net of accumulated amortization ("Reorganization Value") and certain of its other intangible assets. In performing the analysis, management utilized a discounted future cash flow model and recorded impairment charges of $60.5 million and $68.0 million, respectively, representing the difference between the estimated value of the Company resulting from the cash flow model and the value of the Company's net assets recorded at December 29, 1999 and December 27, 2000 prior to recognition of impairment. The December 27, 2000 impairment charge of $68.0 million was first applied to eliminate the remaining $37.1 million balance of Reorganization Value. The remaining $30.9 million was then applied to intangible assets, reducing the carrying value of franchise rights and agreements.

NOTE 8 OTHER ASSETS

A summary of other assets follows:


                                DECEMBER 29,         DECEMBER 27,
                                    1999                  2000
                                   -------               ------

(In thousands)
Debt issuance costs, net            $2,782               $2,020
Other                                2,320                1,802
                                    ------               ------
                                    $5,102               $3,822
                                    ======               ======

NOTE 9 LIABILITIES SUBJECT TO COMPROMISE

Liabilities subject to compromise include the following (see Note 2):


                                                         DECEMBER 27,
                                                             2000
                                                         ------------
(In thousands)
12.5% Senior Notes due July 15, 2004                        $156,897
Premium on 12.5% Senior Notes, effective rate 10.95%           8,322
Payable to Advantica                                          29,411
Accrued interest                                               8,989
                                                            --------
Total liabilities subject to compromise                     $203,619
                                                            ========

NOTE 10 DEBT

Long-term debt, including capitalized lease obligations, is comprised of the following:


                                                   DECEMBER 29,     DECEMBER 27,
                                                       1999             2000
                                                      ------           ------

(In thousands)
12.5% Senior Notes due July 15, 2004,
   interest payable semi-annually                   $156,897              (a)
Term loan, principal payable quarterly                30,000          $  30,000
Revolver                                                  --              9,200
Capitalized lease obligations                         12,865             10,032
                                                    --------          ---------
                                                     199,762             49,232
Premium, net (see Note 2):
   12.5% Senior notes, effective rate 10.95%          10,172              (a)
                                                    --------          ---------
Total                                                209,934             49,232
Less current maturities                               (2,770)           (41,909)
                                                    --------          ---------
Total long-term debt                                $207,164          $   7,323
                                                    ========          =========
-----------------

(a)  Included in "Liabilities subject to compromise" at December 27, 2000 (see
     Note 9).

In connection with the May 23, 1996 acquisition of FRI-M, FRD issued $156.9 million aggregate principal amount of Senior Notes. The Senior Notes, by their terms, mature on July 15, 2004. On January 16, 2001, FRD elected not to make the interest payment due and payable with respect to the Senior Notes. As a result of this nonpayment, and as a result of FRD's Chapter 11 filing on February 14, 2001, FRD is in default under the indenture governing the Senior Notes. Therefore, the Senior Notes are included in "Liabilities subject to compromise" in the Consolidated Balance Sheets. As described in more detail in Note 1, the bankruptcy filings operate as an automatic stay of all collection and enforcement actions by the holders of the Senior Notes with respect to the Debtor's failure to make the interest payments when due.

Certain of FRD's operating subsidiaries have a $70 million senior secured credit facility (the "FRD Credit Facility"), which consists of a $30 million term loan and a $40 million revolving credit facility. At December 27, 2000, the lenders under the FRD Credit Facility were Credit Lyonnais New York Branch and other lenders named therein (the "Lenders"), and the facility was guaranteed by Advantica. FRD obtained from the Lenders a waiver of compliance from certain third quarter financial covenants until January 8, 2001. Subsequent to year end, on January 8, 2001, Advantica paid $70 million to the Lenders in full and complete satisfaction of Advantica's guarantee of the FRD Credit Facility with a combination of cash on hand and an advance under the Advantica Credit Facility. As a result of its satisfaction of obligations under its guarantee, Advantica was subrogated to the rights and collateral of the Lenders. Immediately after obtaining its subrogation rights, Advantica assigned such rights to its wholly owned subsidiary, Denny's, Inc. In addition, immediately upon satisfaction of the guarantee, Advantica designated FRD an "unrestricted subsidiary" pursuant to the indenture for the Advantica Senior Notes, which limits Advantica's ability to make further investments in FRD. On February 14, 2001, to facilitate the divestiture of its Coco's and Carrows brands and to preserve their going concern value, FRD filed for protection under Chapter 11 of the Bankruptcy Code. FRD's operating subsidiaries have received certain waivers of default from Denny's, Inc., as lender under the FRD Credit Facility, with respect to FRD's Chapter 11 filing and to certain covenants for the quarters ending September 27, 2000 and December 27, 2000. The Company may be required to obtain additional waivers relative to the FRD Credit Facility within the next 12 months. For additional information concerning the Chapter 11 filing, see Note 1.

Borrowings under the FRD Credit Facility are to be used for working capital requirements and other general corporate purposes. Certain letters of credit may be issued under the revolving credit facility. All borrowings under the FRD Credit Facility accrue interest at a variable rate based on the prime rate or an adjusted Eurodollar rate (approximately 9.7% at December 27, 2000) and are secured by substantially all of the assets of FRD and its subsidiaries and by the issued and outstanding stock of FRI-M and its subsidiaries. Principal installments on the term loan will be payable as follows: $2.0 million per quarter for three consecutive quarters beginning June 30, 2001; $3.0 million per quarter for four consecutive quarters beginning March 31, 2002; and $6.0 million for two consecutive quarters beginning March 31, 2003. At December 27, 2000, FRD and its subsidiaries had $30.0 million outstanding term loan borrowings, working capital borrowings of $9.2 million and letters of credit outstanding of $16.2 million.

The FRD Credit Facility and the indenture under which the Senior Notes have been issued contain a number of restrictive covenants which, among other things, limit (subject to certain exceptions) FRD and its subsidiaries with respect to the incurrence of debt, existence of liens, investments and joint ventures, the declaration or payment of dividends, the making of guarantees and other contingent obligations, mergers, the sale of assets, capital expenditures and material change in their business. In addition, the FRD Credit Facility contains certain financial covenants including provisions for the maintenance of a minimum level of interest coverage (as defined), limitations on ratios of indebtedness (as defined) to earnings before interest, taxes, depreciation and amortization (EBITDA) and limitations on annual capital expenditures. As discussed above, FRD's operating subsidiaries have received certain waivers of default from Denny's, Inc., as lender under the FRD Credit Facility, with respect to FRD's Chapter 11 filing and to certain covenants for the quarters ending September 27, 2000 and December 27, 2000. The cash flows from FRD are required to be used first to service the Company's indebtedness under the FRD Credit Facility and the Senior Notes and, therefore, other than for payments made under the FRD Credit Facility, FRD's cash flows are generally unavailable to service the debt of Advantica and its other subsidiaries.

Aggregate annual maturities of long-term debt not subject to compromise at December 27, 2000 during the next five years and thereafter are as follows (in thousands):


        Year:
        -----
        2001                                         $41,909
        2002                                           2,615
        2003                                           1,932
        2004                                           1,270
        2005                                             552
        Thereafter                                       954
                                                 -----------
                                                     $49,232
                                                 ===========

The estimated fair value of the Company's long-term debt (including the Senior Notes subject to compromise but excluding capital lease obligations) is approximately $85 million at December 27, 2000. Such amount is based on market quotations for the same or similar debt issues.

NOTE 11 INCOME TAXES

A summary of the provision for (benefit from) income taxes is as follows (in thousands):


                                           ONE WEEK        FIFTY-ONE           FISCAL YEAR ENDED
                                            ENDED         WEEKS ENDED    ----------------------------
                                          JANUARY 7,      DECEMBER 30,   DECEMBER 29,    DECEMBER 27,
                                             1998             1998          1999             2000
                                          ---------         --------      ---------       ---------
Current:
  Federal                                 $    --          $    19          $     77        $     --
  State, foreign and other                     27              228               330             384
                                          -------          -------          --------        --------
                                               27              247               407             384
                                          -------          -------          --------        --------

Deferred:
  Federal                                   9,072           (3,602)           16,291              --
  State, foreign and other                  2,268             (297)            2,453              --
                                          -------          -------          --------        --------
                                           11,340           (3,899)           18,744              --
                                          -------          -------          --------        --------
Total provision for (benefit from)
  income taxes                            $11,367          $(3,652)         $ 19,151        $    384
                                          =======          =======          ========        ========


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

The following represents the approximate tax effect of each significant type of temporary difference and carryforward giving rise to deferred income tax assets or liabilities as of December 29, 1999 and December 27, 2000:


                                                    DECEMBER 29,    DECEMBER 27,
                                                        1999            2000
                                                       ------          ------
(In thousands)
Deferred tax assets:
   Self-insurance reserves                           $  4,394         $  3,439
   Debt premium                                         4,069            3,329
   Lease reserve                                        3,403            3,511
   Fixed assets                                            --            3,026
   Intangible assets                                       --            4,524
   Other accruals and reserves                          4,831            4,448
   General business credit carryforwards                8,769           11,383
   Capital loss carryforwards                           7,044               --
   Net operating loss carryforwards                    18,631           24,288
   Alternative minimum tax credit carryforwards            56               56
Less: valuation allowance                             (38,569)         (55,148)
                                                     --------         --------
Total deferred tax assets                              12,628            2,856
                                                     --------         --------
   Capitalized leases                                  (1,698)          (2,856)
   Fixed assets                                        (3,028)              --
   Intangible assets                                   (7,902)              --
                                                     --------         --------
Total deferred tax liabilities                        (12,628)          (2,856)
                                                     --------         --------
Total net deferred tax assets                        $     --         $     --
                                                     ========         ========

The Company has provided a valuation allowance for certain deferred tax assets which, based on projected future taxable income, it is more likely than not that a tax benefit will not be realized. Accordingly, the tax provision for 2000 primarily relates to the recording of this valuation allowance. Any subsequent reversal of the valuation allowance of approximately $11.4 million established in connection with fresh start reporting on January 7, 1998 will be applied first to reduce identifiable intangible assets followed by a credit directly to equity. The difference between the statutory federal income tax rate and the effective tax rate on loss from continuing operations is as follows:


                                                                 ONE WEEK        FIFTY-ONE           FISCAL YEAR ENDED
                                                                  ENDED         WEEKS ENDED    ----------------------------
                                                                JANUARY 7,      DECEMBER 30,   DECEMBER 29,    DECEMBER 27,
                                                                   1998             1998          1999             2000
                                                                ---------         --------      ---------       ---------

Statutory tax (benefit) rate                                        35%           (35)%          (35)%          (35)%
Difference:
  State, foreign and other taxes, net of federal income
    tax benefit                                                     --             --             (1)            (2)
  Amortization and impairment of reorganization value
     in excess amounts allocable to identifiable assets             --             30             30             18
  Gain on the recognition of reorganization value, net of
     the write-off of goodwill                                      (9)            --             --             --
  FICA tip and work opportunity tax credits                         --             (5)            (2)            (3)
  Nondeductible wages related to the FICA tip and work
     opportunity tax credits                                        --              2              1              1
  Decrease (increase) in the valuation allowance                    --             --             23             21
                                                                   ---            ---            ---            ---
  Effective tax (benefit) rate                                      26%            (8%)           16%            --%
                                                                   ===            ===            ===            ===

At December 27, 2000, the Company has available, for purposes of its tax sharing agreement with Advantica, alternative minimum tax ("AMT") credits of approximately $56,000. Such AMT credits may be carried forward indefinitely. The Company also has regular and AMT net operating loss ("NOL") carryforwards of approximately $60 million and $33 million, respectively. The regular NOL carryforwards expire in the years 2008 through 2020 and the AMT NOL carryforwards expire in the years 2017 through 2020. In addition, the Company has FICA tip and work opportunity tax credit carryforwards of approximately $11 million. The FICA tip and work opportunity tax credit carryforwards expire in 2011 through 2020. A portion of the carryforwards may be reduced or lost based upon the ultimate disposition of FRD's operating subsidiaries.

In connection with the purchase of FRI-M in 1996, the Company acquired certain income tax attributes which prior to 1999 could be used to offset only the separate taxable income of FRI-M and its subsidiaries. Approximately $35 million of regular NOL carryforwards and $30 million of regular and AMT capital loss carryforwards were acquired in the purchase of FRI-M. Due to FRI-M's ownership changes in January 1994 and again in May 1996, FRI-M's ability to utilize these loss carryforwards, which arose prior to the ownership changes, is limited. Approximately $3 million of the acquired regular NOL carryforwards were utilized to offset 1996 post-acquisition taxable income. The annual limitation for the utilization of approximately $20 million of the acquired NOL carryforwards which were generated after January 1994 is approximately $4 million. The remaining $11 million of the Company's NOL carryforwards which were generated prior to January 1994 can be utilized only to offset pre-January 1994 built-in gains which are recognized in the five year recognition period subsequent to the ownership change. Since sufficient built-in gains have been recognized in the five year recognition period, this $11 million of NOL carryforwards will be available to offset income, if any, generated in years 2001 through 2008. The Company recognized approximately $4 million of capital gains in 1997 and $8 million in 1998 which were utilized to offset some of the capital loss carryover. The remaining capital loss carryforward of approximately $17 million expired in 2000. A portion of the carryforwards may be reduced or lost based upon the ultimate disposition of FRD's operating subsidiaries.

NOTE 12 EMPLOYEE BENEFIT PLANS

Certain Company employees are eligible to participate in Advantica's defined contribution plans, whereby eligible employees can elect to contribute from 1% to 15% of their compensation to the plans. The Company makes matching contributions, with certain limitations. The amounts charged to income under these plans were not significant for the one week ended January 7, 1998, the fifty-one weeks ended December 30, 1998 and the fiscal years ended December 29, 1999 and December 27, 2000.

Certain employees of FRD have been granted stock options under Advantica's stock option plans which are described below. Advantica and FRD have adopted the disclosure-only provisions of Financial Accounting Standards Board Statement 123, "Accounting for Stock Based Compensation" ("SFAS 123"), while continuing to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and related Interpretations in accounting for their stock-based compensation plans. Under APB 25, because the exercise price of the Company's employee stock options equals or exceeds the market price of the underlying stock on the date of grant, no compensation expense is recognized.

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

Under each plan, options granted to date generally vest evenly over three to five years, have a 10-year life and are issued at the market value at the date of grant.

Pro forma information regarding net income is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement. The fair value of the stock options granted in 1999 was estimated at the date of grant using the Black-Scholes option pricing model. No options were granted in 2000. The following weighted average assumptions were used for such grants:


                                                     1999
                                                     ----
        Dividend yield                               0.0%
        Expected volatility                          0.72
        Risk-free interest rate                      6.4%
        Weighted average expected life               9.0 years

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. FRD is a wholly owned subsidiary of Advantica, and accordingly, per share data is not meaningful and has not been provided. The Company's pro forma information follows:


                                                Fiscal Year Ended
                                          ------------------------------
                                          December 29,      December 27,
                                              1999              2000
                                             ------            -----
(In millions)
Pro forma net loss                          $(136.1)          $(110.8)

A summary of the Plans as they relate to options granted to FRD employees is presented below:


                                                 1999                            2000
                                       ---------------------------    ---------------------------
                                                      Weighted-                      Weighted-
                                                       Average                        Average
                                       Options      Exercise Price    Options      Exercise Price
                                       -------      --------------    -------      --------------
(Option amounts in thousands)
Outstanding, beginning of year            395           $8.19           588           $5.77
Granted                                   339            3.58            --              --
Exercised                                  --              --            --              --
Forfeited/Expired                        (146)           7.24          (242)           4.77
                                         ----                          ----
Outstanding, end of year                  588            5.77           346            6.47
                                         ====                          ====
Options exercisable at year end           115            8.94           224            7.28

The following table summarizes information about stock options outstanding at December 27, 2000:


                                               Weighted-
                           Number               Average              Weighted-            Number             Weighted-
                       Outstanding at          Remaining              Average         Exercisable at          Average
EXERCISE PRICES           12/27/00          Contractual Life      Exercise Price         12/27/00         Exercise Price
---------------           ---------         ----------------      --------------        ----------        --------------

    $  3.50               144,750                8.50               $ 3.50               67,125             $  3.50
       4.69                52,800                7.71                 4.69               32,650                4.69
      10.00               148,000                7.09                10.00              124,600               10.00
                          -------                                                       -------
                          345,550                7.77                 6.47              224,375                7.28
                          =======                                                       =======


The weighted average fair value per option of options granted during the fiscal year ended December 29, 1999 was $2.69. No options were granted during 2000.

NOTE 13 REORGANIZATION ITEMS

Reorganization items for the week ended January 7, 1998 include professional fees and other expenditures incurred and gains recognized by the Company as a result of the Advantica bankruptcy and the "push down" of fresh start reporting from Advantica.

NOTE 14 COMMITMENTS AND CONTINGENCIES

The Company is involved in various litigation matters incidental to their business. The Company does not believe that any of the claims or actions filed against it will have a significant adverse effect upon the consolidated financial position and results of operations of the Company.

NOTE 15 STOCKHOLDER'S EQUITY (DEFICIT)


                                                                    TOTAL
                                   TOTAL                        SHAREHOLDER'S
                                OTHER EQUITY      DEFICIT     EQUITY (DEFICIT)
                                ------------      -------     ---------------

(In thousands)
Balance January 7, 1998             $99,719       $     ---       $  99,719
  Net loss                              ---         (41,808)        (41,808)
                                 ----------     -----------     -----------
Balance December 30, 1998            99,719         (41,808)         57,911
  Net loss                              ---        (135,657)       (135,657)
                                -----------      ----------      ----------
Balance December 29, 1999            99,719        (177,465)        (77,746)
  Net loss                              ---        (110,559)       (110,559)
                                -----------      ----------      ----------
Balance December 27, 2000           $99,719       $(288,024)      $(188,305)
                                    =======       =========       =========

NOTE 16 RELATED PARTY TRANSACTIONS

In 1998, the Company entered into lease buyout agreements with Denny's, Inc. Under the terms of the agreements, Denny's, Inc. paid $2.8 million in cash proceeds in exchange for the right to assume the leases associated with 14 restaurants. As a result of the transactions, the Company recorded a $3.3 million gain, which is included in "Gains on refranchising and other, net," in the Statement of Consolidated Operations.

Subsequent to year end, on January 8, 2001, Advantica paid $70 million in full and complete satisfaction of Advantica's guarantee of the FRD Credit Facility (see Note 10). As a result of its satisfaction of obligations under its guarantee, Advantica was subrogated to the rights and collateral of the former lenders. Immediately after obtaining its subrogation rights, Advantica assigned such rights to its wholly owned subsidiary, Denny's, Inc. On February 14, 2001, to facilitate the divestiture of its Coco's and Carrows brands and to preserve their going concern value, FRD filed for protection under Chapter 11 of the Bankruptcy Code (see Note 1). FRD's operating subsidiaries have received certain waivers of default from Denny's, Inc., as lender under the FRD Credit Facility, with respect to FRD's Chapter 11 filing and to certain covenants for the quarters ending September 27, 2000 and December 27, 2000.

Certain administrative functions are provided for the Company by Advantica. The Company is allocated a portion of these expenses based upon services received. These allocations, which are in addition to fees equal to one percent of revenues payable to Advantica under the management service agreement, totaled $2.2 million, $2.6 million and $2.5 million for the fifty-one weeks ended December 30, 1998 and the fiscal years ended December 29, 1999 and December 27, 2000, respectively. Allocated fees for the week ended January 7, 1998 were not significant. Payment of the fees to Advantica cannot occur unless certain financial targets are met as described in the Company's Senior Notes indenture and in the FRD Credit Facility. Because the Company has not met the financial targets, no payment has been made relative to these allocations and the related amounts are included in the "Payable to Advantica" in "Liabilities subject to compromise" in the Consolidated Balance Sheets (see Note 9). Advantica's method of allocating these expenses is not the only reasonable method and other reasonable methods of allocation might produce different results.

NOTE 17 SEGMENT INFORMATION

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

The Company evaluates performance based on several factors, of which the primary financial measure is business segment operating income before interest, taxes, depreciation, amortization, management fees payable to Advantica and restructuring and impairment charges ("EBITDA as defined"). EBITDA as defined is a key internal measure used to evaluate the amount of cash flow available for debt repayment and funding of additional investments; however, it is not a measure defined by generally accepted accounting principles and should not be considered as an alternative to net income or cash flow data prepared in accordance with generally accepted accounting principles. The Company's measure of EBITDA as defined may not be comparable to similarly titled measures reported by other companies. The accounting policies of the business segments are the same as those described in the summary of significant accounting policies in
Note 3.

                                                          FRD
                                                       SUCCESSOR                       FRD EMERGED SUCCESSOR
                                                       ---------        -------------------------------------------------
                                                        ONE WEEK         FIFTY-ONE               FISCAL YEAR ENDED
                                                         ENDED          WEEKS ENDED       -------------------------------
                                                       JANUARY 7,       DECEMBER 30,      DECEMBER 29,       DECEMBER 27,
                                                          1998              1998             1999                2000
                                                       ---------          --------         ---------          ---------

(In thousands)
REVENUE
Coco's                                                  $  4,892          $255,442          $ 225,307         $ 214,688
Carrows                                                    3,515           183,950            164,483           156,372
                                                        --------          --------          ---------         ---------
Total consolidated revenue                              $  8,407          $439,392          $ 389,790         $ 371,060
                                                        ========          ========          =========         =========

DEPRECIATION AND AMORTIZATION
Coco's                                                  $    319          $ 41,819          $  39,153         $  26,601
Carrows                                                      272            33,503             31,467            20,874
                                                        --------          --------          ---------         ---------
Total consolidated depreciation and amortization        $    591          $ 75,322          $  70,620         $  47,475
                                                        ========          ========          =========         =========

EBITDA AS DEFINED
Coco's                                                  $    737          $ 37,215          $  25,259         $  20,397
Carrows                                                      (16)           23,410             18,113            15,316
                                                        --------          --------          ---------         ---------
Total consolidated EBITDA as defined                         721            60,625             43,372            35,713
Management fees to Advantica                                 (84)           (4,381)            (3,873)           (3,689)
Depreciation and amortization expense                       (591)          (75,322)           (70,620)          (47,475)
Impairment charge                                             --                --            (60,500)          (68,000)
Other charges:
     Interest expense, net                                  (585)          (26,897)           (24,769)          (26,607)
     Other, net                                               --               515               (116)             (117)
Reorganization items                                      44,993                --                 --                --
                                                        --------          --------          ---------         ---------
Consolidated (loss) income before income taxes          $ 44,454          $(45,460)         $(116,506)        $(110,175)
                                                        ========          ========          =========         =========

CAPITAL EXPENDITURES
Coco's                                                  $     --          $  5,436          $  12,997         $   9,966
Carrows                                                       --             4,931              9,573             3,713
                                                        --------          --------          ---------         ---------
Total consolidated capital expenditures                 $     --          $ 10,367          $  22,570         $  13,679
                                                        ========          ========          =========         =========




                                   December 29,         December 27,
                                      1999                  2000
                                     -------               ------

(In thousands)
ASSETS
Coco's                               $137,489           $  77,934
Carrows                                94,385              45,986
                                   ----------           ---------
Total consolidated assets            $231,874            $123,920
                                     ========            ========

Because all of the Company's international restaurants are operated by licensees, revenues and long-lived assets located outside the United States are not material.

                                                                      SCHEDULE I

                               FRD ACQUISITION CO.
                              DEBTOR-IN-POSSESSION
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                            CONDENSED BALANCE SHEETS


                                                December 29,        December 27,
                                                    1999                2000
                                                   ------              ------

(In thousands)
ASSETS
Deferred financing costs, net of accumulated
  amortization of: 1999 -- $471; 2000 -- $624      $     698         $     545
Investment in subsidiary                             233,757           147,350
                                                   ---------         ---------
                                                   $ 234,455         $ 147,895
                                                   =========         =========

LIABILITIES AND STOCKHOLDER'S DEFICIT
Current liabilities:
   Accrued interest                                $   8,989         $      --

Long-term liabilities:
   Payable to subsidiary                             112,970                --
   Payable to Advantica                               23,174                --
   Senior Notes payable                              167,068                --
                                                   ---------         ---------
Total liabilities not subject to compromise          312,201                --
Liabilities subject to compromise                         --           336,200
                                                   ---------         ---------
Total Liabilities                                    312,201           336,200
                                                   ---------         ---------
Stockholder's Deficit:
Common stock: par value $0.10; 1,000 shares
  authorized                                              --                --
Paid-in capital                                       99,719            99,719
Deficit                                             (177,465)         (288,024)
                                                   ---------         ---------
Total Stockholder's Deficit                          (77,746)         (188,305)
                                                   ---------         ---------
                                                   $ 234,455         $ 147,895
                                                   =========         =========

            See accompanying notes to condensed financial statements.

                                                                      SCHEDULE I

                               FRD ACQUISITION CO.
                              DEBTOR-IN-POSSESSION
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                        CONDENSED STATEMENT OF OPERATIONS


                                                       FISCAL YEAR ENDED
                                               --------------------------------
                                               DECEMBER 29,        DECEMBER 27,
                                                   1999                2000
                                                  ------              ------

(In thousands)
General and administrative expenses              $   6,473         $   6,237
                                                 ---------         ---------
Operating loss                                      (6,473)           (6,237)
                                                 ---------         ---------
Other expense:
    Equity in net loss of subsidiary              (111,102)          (86,407)
    Interest expense                               (18,082)          (17,915)
                                                 ---------         ---------
       Total other expense                        (129,184)         (104,322)
                                                 ---------         ---------
Net loss                                         $(135,657)        $(110,559)
                                                 =========         =========


            See accompanying notes to condensed financial statements.

                                                                      SCHEDULE I

                               FRD ACQUISITION CO.
                              DEBTOR-IN-POSSESSION
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                        CONDENSED STATEMENT OF CASH FLOWS



                                                       FISCAL YEAR ENDED
                                                -------------------------------
                                                DECEMBER 29,       DECEMBER 27,
                                                    1999               2000
                                                   ------             ------

(In thousands)
Cash Flows Used In Operating Activities:
   Net loss                                       $(135,657)        $(110,559)
   Amortization of deferred financing costs             137               153
   Amortization of debt premium                      (1,667)           (1,850)
   Equity in net loss from subsidiary               111,102            86,407
   Increase in amount payable to Advantica            6,473             6,237
                                                  ---------         ---------
Net cash used in operating activities               (19,612)          (19,612)
                                                  ---------         ---------
Net cash flows used in investing activities              --                --
                                                  ---------         ---------
Cash Flows Provided by Financing Activities:
   Increase in payable to subsidiary                 19,612            19,612
                                                  ---------         ---------
Net cash flows provided by financing activities      19,612            19,612
                                                  ---------         ---------
Net Change in Cash                                       --                --
                                                  ---------         ---------
Cash at Beginning and End of Period               $      --         $      --
                                                  =========         =========

Cash Paid for Interest                            $  19,612         $  19,612
                                                  =========         =========



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

Note 2: The 12.5% Senior Notes (which are included in liabilities subject to compromise), by their terms, are due July 2004. Interest is payable semi-annually.

Note 3: Liabilities subject to compromise differ from amounts reflected as such in the consolidated financial statements of FRD Acquisition Co. due to the intercompany payable from FRD Acquisition Co. to subsidiary that eliminates in consolidation.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          FRD ACQUISITION CO.

                                          By: /s /RONALD B. HUTCHISON
                                             -------------------------
                                             Ronald B. Hutchison
                                             Executive Vice President
                                             Date: March 27, 2001



SIGNATURE                              TITLE                           DATE
---------                              -----                           ----

  /s/ DAVID O. DEVOY          President and Chief Financial       March 27, 2001
----------------------------  Officer (Principal Executive,
   (DAVID O. DEVOY)           Financial and Accounting Officer)

  /s/ JAMES B. ADAMSON        Director                            March 27, 2001
----------------------------
   (JAMES B. ADAMSON)

  /s/ VERA K. FARRIS          Director                            March 27, 2001
----------------------------
   (VERA K. FARRIS)

  /s/ JAMES J.GAFFNEY         Director                            March 27, 2001
----------------------------
   (JAMES J. GAFFNEY)

  /s/ DARRELL JACKSON         Director                            March 27, 2001
----------------------------
   (DARRELL JACKSON)

  /s/ NELSON J. MARCHIOLI     Director                            March 27, 2001
----------------------------
   (NELSON J. MARCHIOLI)

  /s/ ROBERT E. MARKS         Director                            March 27, 2001
----------------------------
   (ROBERT E. MARKS)

  /s/ LLOYD I. MILLER, III    Director                            March 27, 2001
----------------------------
   (LLOYD I. MILLER III)

  /s/ CHARLES F. MORAN        Director                            March 27, 2001
----------------------------
   (CHARLES F. MORAN)

  /s/ ELIZABETH A. SANDERS    Director                            March 27, 2001
----------------------------
   (ELIZABETH A. SANDERS)

  /s/ DONALD R. SHEPHERD      Director                            March 27, 2001
----------------------------
   (DONALD R. SHEPHERD)

  /s/ RAUL R. TAPIA           Director                            March 27, 2001
----------------------------
   (RAUL R. TAPIA)