Form 10-Q
period 2001-03-28
FRD ACQUISITION CO
filed 2001-05-14
CIK 1017916

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange
    Act of 1934 for the quarterly period ended March 28, 2001, or

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange
    Act of 1934 for the transition period from ___________  to ___________

Commission file number:  333-07601

                              FRD ACQUISITION CO.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           DELAWARE                                      57-1040952
-------------------------------             ------------------------------------
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

                    Yes [X]                No [ ]

As of May 11, 2001, 1,000 shares of the registrant's Common Stock, $0.10 par value per share, were outstanding, all of which were owned by the registrant's parent, Advantica Restaurant Group, Inc.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

FRD Acquisition Co.
Debtor-in-Possession
Condensed Consolidated Statements of Operations
(Unaudited)


                                                                              Quarter                Quarter
                                                                               Ended                  Ended
                                                                           March 28, 2001         March 29, 2000
                                                                           --------------         --------------
(In thousands)
Revenue:
   Company restaurant sales                                                  $ 87,369                $ 92,653
   Franchise and licensing revenue                                              1,990                   2,061
                                                                             --------                --------
      Total operating revenue                                                  89,359                  94,714
                                                                             --------                --------
Cost of company restaurant sales:
   Product costs                                                               22,377                  24,293
   Payroll and benefits                                                        36,647                  37,081
   Occupancy                                                                    5,980                   6,234
   Other operating expenses                                                    12,885                  12,578
                                                                             --------                --------
      Total costs of company restaurant sales                                  77,889                  80,186
Franchise restaurant costs                                                        880                     875
General and administrative expenses                                             3,864                   4,124
Management fees to Advantica                                                      888                     942
Allocated costs from Advantica                                                    631                     660
Amortization of reorganization value in excess of
   amounts allocable to identifiable assets                                       ---                   4,760
Depreciation and other amortization                                             6,851                   6,867
                                                                             --------                --------
      Total operating costs and expenses                                       91,003                  98,414
                                                                             --------                --------
Operating loss                                                                 (1,644)                 (3,700)
                                                                             --------                --------
Other expenses:
   Interest expense, net (contractual expense for the quarter ended
      March 28, 2001: $6,437)                                                   4,158                   6,338
   Other nonoperating expenses, net                                               157                     ---
                                                                             --------                --------
      Total other expenses, net                                                 4,315                   6,338
                                                                             --------                --------
Loss before reorganization items and income taxes                              (5,959)                (10,038)
Reorganization items                                                              833                     ---
                                                                             --------                --------
Loss before income taxes                                                       (6,792)                (10,038)
Provision for income taxes                                                         92                      83
                                                                             --------                --------
Net loss                                                                     $ (6,884)               $(10,121)
                                                                             ========                ========




                             See accompanying notes

FRD Acquisition Co.
Debtor-in-Possession
Condensed Consolidated Balance Sheets
(Unaudited)




                                                               March 28, 2001        December 27, 2000
                                                               --------------        -----------------
(In thousands)
ASSETS
Current Assets:
Cash and cash equivalents                                       $  17,146               $   1,989
Receivables                                                         5,048                   4,755
Inventories                                                         2,566                   2,767
Other                                                               1,932                   5,471
                                                                ---------               ---------
                                                                   26,692                  14,982
                                                                ---------               ---------

Property and equipment                                            175,533                 175,436
Accumulated depreciation                                          (81,857)                (76,083)
                                                                ---------               ---------
                                                                   93,676                  99,353
                                                                ---------               ---------
Other Assets:
Other intangibles, net                                              7,795                   5,763
Other                                                               4,038                   3,822
                                                                ---------               ---------
                                                                   11,833                   9,585
                                                                ---------               ---------
Total Assets                                                    $ 132,201               $ 123,920
                                                                =========               =========


LIABILITIES AND SHAREHOLDER'S DEFICIENCY
Current Liabilities:
   Current maturities of long-term debt                         $  57,491               $  41,909
   Accounts payable                                                10,796                  16,678
   Accrued salaries and vacation                                    9,829                   7,870
   Accrued insurance                                                2,972                   3,039
   Accrued interest                                                 1,513                     498
   Payable to Advantica                                               741                     ---
   Other                                                           13,289                  14,219
                                                                ---------               ---------
                                                                   96,631                  84,213
                                                                ---------               ---------
Long-term Liabilities:
   Debt, less current maturities                                    6,554                   7,323
   Liability for insurance claims                                   6,429                   5,992
   Other noncurrent liabilities                                    11,232                  11,078
                                                                ---------               ---------
                                                                   24,215                  24,393
                                                                ---------               ---------
   Total liabilities not subject to compromise                    120,846                 108,606
   Liabilities subject to compromise                              206,544                 203,619
                                                                ---------               ---------
Total Liabilities                                                 327,390                 312,225
Shareholder's Deficiency                                         (195,189)               (188,305)
                                                                ---------               ---------
Total Liabilities and Shareholder's Deficiency                  $ 132,201               $ 123,920
                                                                =========               =========



                             See accompanying notes

FRD Acquisition Co.
Debtor-in-Possession
Consolidated Statements of Cash Flows
(Unaudited)


                                                                        Quarter                 Quarter
                                                                         Ended                   Ended
                                                                     March 28, 2001          March 29, 2000
                                                                     --------------          --------------
(In thousands)
Cash Flows From Operating Activities:
Net loss                                                                $ (6,884)               $(10,121)
Adjustments to reconcile loss to net cash flows from operating activities:
   Amortization of reorganization value in excess of
     amounts allocable to identifiable assets                                ---                   4,760
   Depreciation and other amortization                                     6,851                   6,867
   Amortization of deferred financing costs                                  174                     191
   Amortization of debt premium                                              ---                    (462)
Decrease (increase) in assets:
   Receivables                                                                40                   2,452
   Inventories                                                               201                     132
   Other current assets                                                   (1,731)                 (1,006)
   Other assets                                                            2,188                      17
Increase (decrease) in liabilities:
   Accounts payable                                                       (5,882)                 (2,245)
   Accrued salaries and vacation                                           1,959                   1,428
   Payable to Advantica                                                      741                   1,314
   Other accrued liabilities                                                 134                  (7,290)
   Liability for self-insurance claims                                       370                  (1,373)
   Other noncurrent liabilities                                              105                    (570)
   Liabilities subject to compromise                                       2,925                     ---
                                                                        --------                --------
Net cash flows provided by (used in) operating activities                  1,191                  (5,906)
                                                                        --------                --------

Cash flows From Investing Activities:
   Purchase of property                                                     (820)                 (2,514)
                                                                        --------                --------
Net cash flows used in investing activities                                 (820)                 (2,514)
                                                                        --------                --------

Cash Flows From Financing Activities:
   Principal debt payments                                                  (760)                   (756)
   Borrowing on credit facilities                                         15,546                   5,000
                                                                        --------                --------
Net cash flows provided by financing activities                           14,786                   4,244
                                                                        --------                --------

Increase (decrease) in cash and cash equivalents                          15,157                  (4,176)
Cash and Cash Equivalents at:
   Beginning of period                                                     1,989                   8,392
                                                                        --------                --------
   End of period                                                        $ 17,146                $  4,216
                                                                        ========                ========


                           See accompanying notes

FRD ACQUISITION CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 28, 2001
(Unaudited)


Note 1.  BASIS OF PRESENTATION

FRD Acquisition Co. ("FRD" or, together with its subsidiaries, the "Company"), a wholly owned subsidiary of Advantica Restaurant Group, Inc. ("Advantica"), owns and operates the Coco's and Carrows restaurant brands.

The consolidated financial statements of the Company included herein are unaudited and include all adjustments management believes are necessary for a fair presentation of the results of operations for such interim periods. Excluding reorganization items recorded in the quarter ended March 28, 2001, all such adjustments are of a normal and recurring nature. The interim consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and notes thereto for the year ended December 27, 2000 and the related Management's Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in the FRD Acquisition Co. 2000 Annual Report on Form 10-K. The results of operations for the quarter ended March 28, 2001 are not necessarily indicative of the results for the entire fiscal year ending December 26, 2001.

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

The Company's financial statements for the year ended December 27, 2000 and the quarter ended March 28, 2001 have been presented in conformity with the American Institute of Certified Public Accountants' Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7"). In accordance with SOP 90-7, all prepetition liabilities of FRD that are subject to compromise through this bankruptcy proceeding are segregated in the Company's Consolidated Balance Sheets as liabilities subject to compromise (see Note 3). These liabilities are recorded at the amounts expected to be allowed as claims by the Bankruptcy Court rather than estimates of the amounts for which those allowed claims may be settled as a result of any plan of reorganization approved by the Bankruptcy Court. In addition, SOP 90-7 requires the Company to report interest expense during the bankruptcy proceeding only to the extent that it will be paid during the proceedings or that it is probable to be an allowed priority, secured or unsecured claim. Accordingly, the Company ceased recording interest on its 12.5% Senior Notes due 2004 (the "Senior Notes"). The contractual interest expense for the quarter ended March 28, 2001 is disclosed in the accompanying Consolidated Statements of Operations.

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

FRD Acquisition Co.
(Debtor-in-Possession)
Condensed Statement of Operations


                                                                       Quarter
                                                                        Ended
                                                                   March 28, 2001
                                                                   --------------
(In thousands)
General and administrative expenses                                  $     1,519
                                                                     -----------
Operating loss                                                            (1,519)
                                                                     -----------
Other expense:
   Equity in net loss of subsidiaries                                      2,276
   Interest expense (contractual expense for the
      quarter ended March 28, 2001: $4,428)                                2,148
                                                                     -----------
         Total other expense                                               4,424
                                                                     ------------
Loss before reorganization items                                          (5,943)
Reorganization items                                                         941
                                                                     -----------
Net loss                                                             $    (6,884)
                                                                     ===========


FRD Acquisition Co.
(Debtor-in-Possession)
Condensed Balance Sheets



                                                                     March 28,            December 27,
                                                                       2001                   2000
                                                                     ---------            ------------

(In thousands)
ASSETS
Cash                                                                    $    500             $    ---
Deferred financing costs                                                     523                  545
Investment in subsidiaries                                               145,074              147,350
                                                                        --------             --------
                                                                        $146,097             $147,895
                                                                        ========             ========

LIABILITIES AND SHAREHOLDER'S DEFICIENCY
Liabilities not subject to compromise                                   $    738             $    ---
Liabilities subject to compromise (eliminated in consolidation)          134,004              132,581
Liabilities subject to compromise (Note 3)                               206,544              203,619
                                                                        --------             --------
Total Liabilities                                                        341,286              336,200
Shareholder's Deficiency                                                (195,189)            (188,305)
                                                                        --------             --------
                                                                        $146,097             $147,895
                                                                        ========             ========


Note 2. BANKRUPTCY PROCEEDINGS

FRD's Chapter 11 filing is intended to preserve and maximize the going concern value of FRD's operating subsidiaries by allowing them to continue to operate in the ordinary course of business, without the need to commence Chapter 11 cases of their own. The events leading to FRD's Chapter 11 filing include the continued deterioration of the performance of FRD's operating subsidiaries due to increased competition, outdated facilities and unfavorable industry trends. In addition, FRD failed to make the scheduled January 16, 2001 interest payment due on its prepetition Senior Notes. The 30-day grace period provided by the indenture governing the Senior Notes' interest payments expired on February 15, 2001, the day after FRD filed its voluntary Chapter 11 petition. These matters raise substantial doubt about the Company's ability to continue as a going concern. The Company's continued existence is dependent upon several factors including the Company's ability to sell its operating subsidiaries or restructure its liabilities through the bankruptcy process. Since mid-April 2000, FRD has worked together with an unofficial committee of holders of the Senior Notes and its parent, Advantica, to pursue a sale of the stock of FRD's subsidiaries. Shortly before the filing date, FRD received preliminary acquisition proposals from several interested parties. FRD intends to continue this sale process postpetition with the goal of maximizing value to creditors. Pending a sale, FRD will continue to consult with Advantica and any official committee that may be formed with respect to FRD's Chapter 11 case and the sale process. FRD and its subsidiaries intend to consummate a sale transaction without the need for the operating subsidiaries to also commence Chapter 11 cases. No assurance can be given, however, that FRD's subsidiaries will not be required to commence Chapter 11 cases in the future.

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

Although the Debtor is authorized to operate its business as a debtor-in-possession, it may not engage in transactions outside the ordinary course of business without first complying with the notice and hearing provisions of the Bankruptcy Code and obtaining Bankruptcy Court approval. Other parties-in-interest in the Chapter 11 case are also entitled to be heard on motions made in the Chapter 11 case, including motions for approval of transactions outside the ordinary course of business.

Note 3. LIABILITIES SUBJECT TO COMPROMISE

Liabilities subject to compromise are obligations which were outstanding on the Petition Date and include the following:

                                                              MARCH 28,          DECEMBER 27,
                                                                 2001                2000
                                                                ------              ------
(In thousands)
12.5% Senior Notes due July 15, 2004                            $156,897             $156,897
Premium on 12.5% Senior Notes, effective rate 10.95%               8,051                8,322
Payable to Advantica                                              30,210               29,411
Accrued interest                                                  11,386                8,989
                                                                --------             --------
Total liabilities subject to compromise                         $206,544             $203,619
                                                                ========             ========

Note 4. REORGANIZATION EXPENSES

Reorganization expenses included in the accompanying Consolidated Statements of Operations consist of the following items:


(In thousands)
Professional fees                                       $733
Debtor-in-possession financing expenses                  208
Interest income                                         (108)
                                                        ----
                                                        $833
                                                        ====

Note 5. DEBT

As discussed in Note 2, on January 16, 2001, FRD elected not to make the interest payment due and payable with respect to the Senior Notes. As a result of this nonpayment, and as a result of FRD's Chapter 11 filing on February 14, 2001, FRD is in default under the indenture governing the Senior Notes. Therefore, the Senior Notes are included in liabilities subject to compromise in the Consolidated Balance Sheets. As described in more detail in Note 2, the bankruptcy filing operates as an automatic stay of all collection and enforcement actions by the holders of the Senior Notes with respect to the Debtor's failure to make the interest payments when due.

Certain of FRD's operating subsidiaries have a $70 million senior secured credit facility (the "Coco's/Carrows Credit Facility"), which consists of a $30 million term loan and a $40 million revolving credit facility. At December 27, 2000, the lenders under the Coco's/Carrows Credit Facility were Credit Lyonnais New York Branch and other lenders named therein (the "Lenders"), and the facility was guaranteed by Advantica. FRD obtained from the Lenders a waiver of compliance from certain third quarter financial covenants until January 8, 2001. On January 8, 2001, Advantica paid $70 million to the Lenders in full and complete satisfaction of Advantica's guarantee of the Coco's/Carrows Credit Facility. As a result of its satisfaction of obligations under its guarantee, Advantica was subrogated to the rights and collateral of the Lenders. Immediately after obtaining its subrogation rights, Advantica assigned such rights to its wholly owned subsidiary, Denny's, Inc. In addition, immediately upon satisfaction of the guarantee, Advantica designated FRD an "unrestricted subsidiary" pursuant to the indenture for Advantica's 11 1/4% Senior Notes due 2008 (the "Advantica Senior Notes"), which limits Advantica's ability to make further investments in FRD. On February 14, 2001, to facilitate the divestiture of its Coco's and Carrows brands and to preserve their going concern value, FRD filed for protection under Chapter 11 of the Bankruptcy Code. FRD's operating subsidiaries were not in compliance with certain financial covenants under the Coco's/Carrows Credit Facility for the quarter ended March 28, 2001, and therefore, the debt to Denny's, Inc. has been classified as a component of current liabilities.

Note 6.  RELATED PARTY TRANSACTIONS

Certain administrative functions are provided for the Company by Advantica. The Company is allocated a portion of Advantica's administrative expenses based upon services received. These allocations, which are in addition to management fees equal to one percent of revenues payable to Advantica under the management service agreement, are included in operating expenses and totaled $0.6 million and $0.7 million for the quarters ended March 28, 2001 and March 29, 2000, respectively. Payment of the fees to Advantica cannot occur unless certain financial targets are met as described in the Company's Senior Notes indenture and in the Coco's/Carrows Credit Facility. Advantica's method of allocating these expenses is not the only reasonable method and other reasonable methods of allocation might produce different results.

For other related party transactions between FRD and Advantica or Advantica's wholly-owned subsidiaries, see Notes 3 and 5.

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

The Company evaluates performance based on several factors, of which the primary financial measure is business segment operating income before interest, taxes, depreciation, amortization, management fees to Advantica and restructuring and impairment charges ("EBITDA as defined"). EBITDA as defined is a key internal measure used to evaluate the amount of cash flow available for debt repayment and funding of additional investments. EBITDA as defined is not a measure defined by generally accepted accounting principles and should not be considered as an alternative to net income or cash flow data prepared in accordance with generally accepted accounting principles. The Company's measure of EBITDA as defined may not be comparable to similarly titled measures reported by other companies.



                                                     Quarter           Quarter
                                                      Ended             Ended
                                                  March 28, 2001    March 29, 2000
                                                  --------------    --------------
(In thousands)
REVENUE
Coco's                                               $ 51,284          $ 55,607
Carrows                                                38,075            39,107
                                                     --------          --------
Total consolidated revenue                           $ 89,359          $ 94,714
                                                     ========          ========



EBITDA AS DEFINED
Coco's                                               $  3,596          $  5,488
Carrows                                                 2,499             3,381
                                                     --------          --------
Total consolidated EBITDA as defined                    6,095             8,869
Depreciation and amortization expense                  (6,851)          (11,627)
Management fees to Advantica                             (888)             (942)
Other charges:
   Interest expense, net                               (4,158)           (6,338)
   Other, net                                            (157)               --
Reorganization items                                     (833)               --
                                                     --------          --------
Consolidated loss before income taxes                $ (6,792)         $(10,038)
                                                     ========          ========


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is intended to highlight significant changes in financial position as of March 28, 2001 and the results of operations for the quarter ended March 28, 2001 as compared to the quarter ended March 29, 2000. The forward-looking statements included in Management's Discussion and Analysis of Financial Condition and Results of Operations, which reflect management's best judgment based on factors currently known, involve risks, uncertainties, and other factors which may cause the actual performance of FRD, its subsidiaries, and underlying concepts to be materially different from the performance indicated or implied by such statements. Such factors include, among others: the outcome of FRD's pending Chapter 11 proceeding and related matters described herein; competitive pressures from within the restaurant industry; the level of success of the Company's operating initiatives and advertising and promotional efforts, including the initiatives and efforts specifically mentioned herein; adverse publicity; changes in business strategy or development plans; terms and availability of capital; regional weather conditions; overall changes in the general economy, particularly at the retail level; and other factors included in the discussion below, or in Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Annual Report on Form 10-K for the year ended December 27, 2000 and in Exhibit 99 thereto.

RESULTS OF OPERATIONS

QUARTER ENDED MARCH 28, 2001 COMPARED TO QUARTER ENDED MARCH 29, 2000

The table below summarizes restaurant activity for the quarter ended March 28, 2001.


                                       Ending                                             Ending            Ending
                                        Units            Units          Units              Units             Units
                                  December 27, 2000     Opened       Sold/closed      March 28, 2001    March 29, 2000
                                  -----------------     ------       -----------      --------------    --------------
Coco's
    Company-owned units                  144              ---             (1)                143               146
    Franchised units                      35                1            ---                  36                34
    Licensed units                       302                3             (2)                303               302
                                        ----             ----           ----                ----              ----
                                         481                4             (3)                482               482
                                        ----             ----           ----                ----              ----
Carrows
    Company-owned units                  114              ---            ---                 114               117
    Franchised units                      27                1            ---                  28                28
                                        ----             ----           ----                ----              ----
                                         141                1            ---                 142               145
                                        ----             ----           ----                ----              ----
                                         622                5             (3)                624               627
                                        ====             ====           ====                ====              ====


COCO'S

                                                            Quarter             Quarter           %
                                                             Ended               Ended         Increase/
                                                        March 28, 2001      March 29, 2000    (Decrease)
                                                        --------------      --------------    ----------
($ in millions, except average unit data)
Total systemwide sales                                   $    138.8          $    152.5          (9.0)
                                                         ==========          ==========

Net company sales                                        $     49.9          $     54.2          (7.9)
Franchise and licensing revenue                                 1.4                 1.4           ---
                                                         ----------          ----------
   Total revenue                                               51.3                55.6          (7.7)
                                                         ----------          ----------
Operating expenses:
   Amortization of reorganization value in excess of
      amounts allocable to identifiable assets                  ---                 2.5            NM
   Other                                                       52.4                54.8          (4.4)
                                                         ----------          ----------
   Total operating expenses                                    52.4                57.3          (8.6)
                                                         ----------          ----------
Operating loss                                           $     (1.1)         $     (1.7)        (35.3)
                                                         ==========          ==========

EBITDA as defined                                        $      3.6          $      5.5         (34.5)

Average unit sales:
   Company-owned                                            350,300             374,100          (6.4)
   Franchised                                               329,200             338,700          (2.8)

Company-owned data:
   Same-store sales increase (decrease)                       (6.6)%               3.3%
   Guest check average increase                                1.7 %               7.3%
---------------
NM = Not Meaningful


Coco's NET COMPANY SALES for the first quarter of 2001 decreased $4.3 million (7.9%) compared to the prior year quarter, primarily resulting from a 6.6% decrease in same-store sales. Lower same-store sales resulted from a decrease in customer traffic partially offset by a higher guest check average. FRANCHISE AND LICENSING REVENUE remained flat compared to the prior year quarter.

Coco's OPERATING EXPENSES decreased $4.9 million (8.6%) compared to the prior year quarter. Excluding the impact of a $2.5 million decrease in amortization of excess reorganization value, operating expenses decreased $2.4 million over the prior year quarter. This decrease resulted primarily from lower same store sales. The decrease in amortization of excess reorganization value from the prior year quarter resulted from an impairment charge to reorganization value recorded in the fourth quarter of 2000.

EBITDA AS DEFINED decreased $1.9 million (34.5%) compared to the prior year quarter as a result of the factors noted in the preceding paragraphs, excluding the decrease in amortization expense.

Coco's OPERATING LOSS decreased $0.6 million compared to the prior year quarter as a result of the factors noted above.

CARROWS

                                                            Quarter             Quarter           %
                                                             Ended               Ended         Increase/
                                                        March 28, 2001      March 29, 2000    (Decrease)
                                                        --------------      --------------    ----------

($ in millions, except average unit data)
Total systemwide sales                                    $     44.4          $     45.9         (3.3)
                                                          ==========          ==========

Net company sales                                         $     37.5          $     38.5         (2.6)
Franchise revenue                                                0.6                 0.6          ---
                                                          ----------          ----------
   Total revenue                                                38.1                39.1         (2.6)
                                                          ----------          ----------
Operating expenses:
   Amortization of reorganization value in excess
      of amounts allocable to identifiable assets                ---                 2.2           NM
   Other                                                        38.6                38.9         (0.8)
                                                          ----------          ----------
   Total operating expenses                                     38.6                41.1         (6.1)
                                                          ----------          ----------
Operating loss                                            $     (0.5)         $     (2.0)       (75.0)
                                                          ==========          ==========

EBITDA as defined                                         $      2.5          $      3.4        (26.5)

Average unit sales (in thousands):
   Company-owned                                             329,100             327,300          0.5
   Franchised                                                250,400             263,300         (4.9)

Company-owned data:
   Same-store sales increase (decrease)                        (0.6%)               0.2%
   Guest check average increase                                 4.5%               10.6%
--------------
NM = Not Meaningful



Carrows' NET COMPANY SALES for the first quarter of 2001 decreased $1.0 million (2.6%) compared to the prior year quarter. The decrease is primarily the result of a decrease in traffic partially offset by a higher guest check average. FRANCHISE REVENUE remained flat compared to the prior year quarter.

Carrows' OPERATING EXPENSES decreased $2.5 million (6.1%) compared to the prior year quarter. Excluding the impact of a $2.2 million decrease in amortization of excess reorganization value, operating expenses decreased $0.3 million over the prior year quarter. The decrease in amortization of excess reorganization value from the prior year quarter resulted from an impairment charge to reorganization value recorded in the fourth quarter of 2000.

EBITDA AS DEFINED decreased $0.9 million (26.5%) compared to the prior year quarter as a result of the factors noted in the preceding paragraphs, excluding the decrease in amortization expense.

Carrows' OPERATING LOSS decreased $1.5 million compared to the prior year quarter as a result of the factors noted above.

FRD CONSOLIDATED

The Company's CONSOLIDATED EBITDA AS DEFINED decreased $2.8 million (31.3%) for the first quarter of 2001 compared to the first quarter of 2000.

CONSOLIDATED INTEREST EXPENSE, NET, decreased $2.2 million (34.4%) compared to the prior year quarter due primarily to the automatic stay of interest payments related to the bankruptcy proceedings.

The PROVISION FOR (BENEFIT FROM) INCOME TAXES from continuing operations for the quarter ended March 28, 2001 has been computed based on management's estimate of the annual effective income tax rate applied to loss before taxes. The Company recorded an income tax provision reflecting an approximate rate of 1.4% for the quarter ended March 28, 2001 compared to an income tax provision reflecting an approximate rate of 0.8% for the quarter ended March 29, 2000.

CONSOLIDATED NET LOSS decreased $3.2 million in comparison to the prior year quarter.

LIQUIDITY AND CAPITAL RESOURCES

On January 16, 2001, FRD elected not to make the interest payment due and payable with respect to its Senior Notes. As a result of this nonpayment, and as a result of FRD's Chapter 11 filing on February 14, 2001, FRD is in default under the indenture governing the Senior Notes (see Note 5). As described in more detail in Note 2, the bankruptcy filing operates as an automatic stay of all collection and enforcement actions by the holders of the Senior Notes with respect to the Debtor's failure to make the interest payments when due.

FRD's Chapter 11 filing is intended to preserve and maximize the going concern value of FRD's operating subsidiaries by allowing them to continue to operate in the ordinary course of business, without the need to commence Chapter 11 cases of their own. Since mid-April 2000, FRD has worked together with an unofficial committee of holders of the Senior Notes and its parent, Advantica, to pursue a sale of the stock of FRD's subsidiaries. Shortly before the filing date, FRD received preliminary acquisition proposals from several interested parties. FRD intends to continue this sale process postpetition with the goal of maximizing value to creditors. Pending a sale, FRD will continue to consult with Advantica and any official committee that may be formed with respect to FRD's Chapter 11 case and the sale process. FRD and its subsidiaries intend to consummate a sale transaction without the need for the operating subsidiaries to also commence Chapter 11 cases. No assurance can be given, however, that FRD's subsidiaries will not be required to commence Chapter 11 cases in the future.

Certain of FRD's operating subsidiaries have a $70 million senior secured credit facility (i.e., the Coco's/Carrows Credit Facility), which consists of a $30 million term loan and a $40 million revolving credit facility. At December 27, 2000, the Lenders under the Coco's/Carrows Credit Facility were Credit Lyonnais New York Branch and other lenders named therein, and the facility was guaranteed by Advantica. FRD obtained from the Lenders a waiver of compliance from certain third quarter financial covenants until January 8, 2001. On January 8, 2001, Advantica paid $70 million to the Lenders in full and complete satisfaction of Advantica's guarantee of the Coco's/Carrows Credit Facility. As a result of its satisfaction of obligations under its guarantee, Advantica was subrogated to the rights and collateral of the Lenders. Immediately after obtaining its subrogation rights, Advantica assigned such rights to its wholly owned subsidiary, Denny's, Inc. In addition, immediately upon satisfaction of the guarantee, Advantica designated FRD an "unrestricted subsidiary" pursuant to the indenture for the Advantica Senior Notes, which limits Advantica's ability to make further investments in FRD. On February 14, 2001, to facilitate the divestiture of its Coco's and Carrows brands and to preserve their going concern value, FRD filed for protection under Chapter 11 of the Bankruptcy Code. FRD's operating subsidiaries were not in compliance with certain financial covenants under the Coco's/Carrows Credit Facility for the quarter ended March 28, 2001, and therefore, the debt to Denny's, Inc. has been classified as a component of current liabilities.

At March 28, 2001 and December 27, 2000, the Company had working capital deficits of $69.9 million and $69.2 million, respectively. The Company is able to operate with a substantial working capital deficit because: (1) restaurant operations are conducted on a cash (and cash equivalent) basis with a low level of accounts receivable, (2) rapid turnover allows a limited investment in inventories; and (3) accounts payable for food, beverages, and supplies usually become due after the receipt of cash from related sales. The Company intends to continue to operate with working capital deficits.

IMPACT OF BANKRUPTCY PETITION ON FRANCHISING

The operation of the Company's franchise system is subject to regulations enacted by a number of states and to rules promulgated by the Federal Trade Commission. Among other things, such regulations and rules require that each franchising entity annually renew its Uniform Franchise Offering Circular (the "UFOC") which provides current information about the business. In addition, in the event that any information in the UFOC becomes misleading, inaccurate or incomplete during the year, the UFOC must be amended at that time to make appropriate disclosures. In some states, the updated UFOC must be reviewed and approved by a regulatory agency before the entity can resume franchise sales. Due to the filing of FRD's Chapter 11 petition on February 14, 2001, management decided that it would be appropriate for the Company's franchising subsidiary to update its offering circular and to cease sales of new franchises until an updated UFOC has been prepared and approved by those states that regulate the sale of franchises.

SFAS 133 AND SFAS 138 IMPLEMENTATION

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). This statement established accounting and reporting standards for derivative financial instruments and for hedging activities. It requires that entities recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The accounting for changes in fair value of the derivative (i.e., gains and losses) depends on the intended use of the derivative and the resulting designation. In June 2000, the FASB issued Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities -- an amendment of FASB Statement No. 133" ("SFAS 138"), which amends certain provisions of SFAS 133 to clarify areas causing difficulties in implementation, including expanding the normal purchase and sale exemption for supply contracts. Advantica appointed a team to develop a SFAS 133 risk management process and to educate both financial and nonfinancial personnel about the implementation of SFAS 133. The team continues to review contracts to identify derivatives and embedded derivatives and address various other SFAS 133-related issues. Advantica adopted SFAS 133 and the corresponding amendments under SFAS 138 at the beginning of fiscal year 2001, in accordance with Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133." SFAS 133, as amended by SFAS 138, is not expected to have a material impact on the Company's consolidated results of operations, financial position or cash flows.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's market risk exposure at March 28, 2001 is consistent with the types of market risk and amount of exposure presented in its Annual Report on Form 10-K for the year ended December 27, 2000.

                           PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

On February 14, 2001, FRD filed a voluntary petition under Chapter 11 of the Bankruptcy Code in the U.S. Bankruptcy Court for the District of Delaware, Case No. 01-0436 PJW, to facilitate the divestiture of its Coco's and Carrows brands and to preserve their going concern value. FRD is the debtor-in-possession in the proceeding which excludes FRD's subsidiaries. Consequently, all of its subsidiaries, including the operating concepts Coco's and Carrows, are not part of FRD's Chapter 11 case and are expected to operate in the normal course of business throughout FRD's restructuring and sale process. The final selection of a buyer and completion of the divestiture is expected to take place in the Bankruptcy Court. FRD and its subsidiaries intend to consummate a sale transaction without the need for the operating subsidiaries to also commence Chapter 11 cases. No assurance can be given, however, that FRD's subsidiaries will not be required to commence Chapter 11 cases in the future.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

On January 16, 2001, FRD elected not to make the interest payment due and payable with respect to the Senior Notes. As a result of this nonpayment, and as a result of FRD's Chapter 11 filing on February 14, 2001, FRD is in default under the indenture governing the Senior Notes. Therefore, the Senior Notes are included in liabilities subject to compromise in the Consolidated Balance Sheets. As described in more detail in Note 2, the bankruptcy filing operates as an automatic stay of all collection and enforcement actions by the holders of the Senior Notes with respect to the Debtor's failure to make the interest payments when due.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

b. On January 16, 2001, the Company filed a report on Form 8-K reporting under Item 5 that FRD had elected not to make an interest payment due and payable as of January 16, 2001 with respect to its Senior Notes. No financial statements were included in the filing.

     On February 20, 2001, the Company filed a report on Form 8-K reporting under Item 3 that on February 14, 2001, FRD filed a voluntary petition in the U.S. Bankruptcy Court for the District of Delaware to facilitate the divestiture of its Coco's and Carrows brands. No financial statements were included in the filing.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     FRD ACQUISITION CO.



Date:      May 14, 2001              By:      /s/Ronald B. Hutchison
                                         -------------------------------------
                                         Ronald B. Hutchison
                                         Executive Vice President
                                         (Duly authorized officer of
                                         registrant/principal financial officer)