Form 10-Q
period 2001-06-27
FRD ACQUISITION CO
filed 2001-08-13
CIK 1017916

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 27, 2001, or

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

                   Yes   [X]                No   [ ]

As of August 10, 2001, 1,000 shares of the registrant's Common Stock, $0.10 par value per share, were outstanding, all of which were owned by the registrant's parent, Advantica Restaurant Group, Inc.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

FRD Acquisition Co.
Debtor-In-Possession
Consolidated Statements of Operations
(Unaudited)



                                                                        Quarter           Quarter
                                                                         Ended             Ended
                                                                     June 27, 2001     June 28, 2000
                                                                     -------------     -------------
(In thousands)
Revenue:
   Company restaurant sales                                            $ 86,019           $ 91,754
   Franchise and licensing revenue                                        1,930              2,033
                                                                       --------           --------
      Total operating revenue                                            87,949             93,787
                                                                       --------           --------
Cost of company restaurant sales:
   Product costs                                                         21,881             24,039
   Payroll and benefits                                                  36,310             35,319
   Occupancy                                                              5,846              3,511
   Other operating expenses                                              12,828             13,201
                                                                       --------           --------
      Total costs of company restaurant sales                            76,865             76,070
Franchise restaurant costs                                                  839                829
General and administrative expenses                                       3,811              5,533
Management fees to Advantica                                                874                932
Allocated costs from Advantica                                              631                626
Amortization of reorganization value in excess of amounts
   allocable to identifiable assets                                          --              4,660
Depreciation and other amortization                                       7,010              7,690
Gains on refranchising and other, net                                        --                (40)
                                                                       --------           --------
      Total operating costs and expenses                                 90,030             96,300
                                                                       --------           --------
Operating loss                                                           (2,081)            (2,513)
                                                                       --------           --------
Other expenses:
   Interest expense, net (contractual expense for the quarter
      ended June 27, 2001: $6,456)                                        2,028              6,504
   Other nonoperating expenses (income), net                                  1                (41)
                                                                       --------           --------
      Total other expenses, net                                           2,029              6,463
                                                                       --------           --------
Loss before reorganization items and income taxes                        (4,110)            (8,976)
Reorganization items                                                        (96)                --
                                                                       --------           --------
Loss before income taxes                                                 (4,014)            (8,976)
Provision for income taxes                                                   87                106
                                                                       --------           --------
Net loss                                                               $ (4,101)          $ (9,082)
                                                                       ========           ========


                             See accompanying notes

FRD Acquisition Co.
Debtor-In-Possession
Consolidated Statements of Operations
(Unaudited)


                                                                          Two Quarters        Two Quarters
                                                                              Ended               Ended
                                                                          June 27, 2001       June 28, 2000
                                                                          -------------       -------------
(In thousands)
Revenue:
   Company restaurant sales                                                 $ 173,388           $ 184,407
   Franchise and licensing revenue                                              3,920               4,094
                                                                            ---------           ---------
       Total operating revenue                                                177,308             188,501
                                                                            ---------           ---------
Cost of company restaurant sales:
   Product costs                                                               44,258              48,332
   Payroll and benefits                                                        72,957              72,400
   Occupancy                                                                   11,826               9,745
   Other operating expenses                                                    25,713              25,779
                                                                            ---------           ---------
      Total costs of company restaurant sales                                 154,754             156,256
Franchise restaurant costs                                                      1,719               1,704
General and administrative expenses                                             7,675               9,657
Management fees to Advantica                                                    1,762               1,874
Allocated costs from Advantica                                                  1,262               1,286
Amortization of reorganization value in excess of amounts
   allocable to identifiable assets                                                --               9,420
Depreciation and other amortization                                            13,861              14,557
Gains on refranchising and other, net                                              --                 (40)
                                                                            ---------           ---------
      Total operating costs and expenses                                      181,033             194,714
                                                                            ---------           ---------
Operating loss                                                                 (3,725)             (6,213)
                                                                            ---------           ---------
Other expenses:
   Interest expense, net (contractual expense for the two quarters
      ended June 27, 2001: $12,893)                                             6,186              12,842
   Other nonoperating expenses (income), net                                      158                 (41)
                                                                            ---------           ---------
      Total other expenses, net                                                 6,344              12,801
                                                                            ---------           ---------
Loss before reorganization items and income taxes                             (10,069)            (19,014)
Reorganization items                                                              737                  --
                                                                            ---------           ---------
Loss before income taxes                                                      (10,806)            (19,014)
Provision for income taxes                                                        179                 189
                                                                            ---------           ---------
Net loss                                                                    $ (10,985)          $ (19,203)
                                                                            =========           =========


                             See accompanying notes

FRD Acquisition Co.
Debtor-In-Possession
Condensed Consolidated Balance Sheets
(Unaudited)




                                                       June 27, 2001     December 27, 2000
                                                       -------------     -----------------
(In thousands)
ASSETS
Current Assets:
Cash and cash equivalents                               $  24,606           $   1,989
Receivables                                                 3,173               4,755
Inventories                                                 2,324               2,767
Other                                                       1,937               5,471
                                                        ---------           ---------
                                                           32,040              14,982
                                                        ---------           ---------

Property and equipment                                    175,273             175,436
Accumulated depreciation                                  (87,300)            (76,083)
                                                        ---------           ---------
                                                           87,973              99,353
                                                        ---------           ---------
Other Assets:
Other intangibles, net                                      7,307               5,763
Other                                                       3,702               3,822
                                                        ---------           ---------
                                                           11,009               9,585
                                                        ---------           ---------
Total Assets                                            $ 131,022           $ 123,920
                                                        =========           =========

LIABILITIES AND SHAREHOLDER'S DEFICIENCY
Current Liabilities:
   Current maturities of long-term debt                 $  57,417           $  41,909
   Accounts payable                                        13,368              16,678
   Accrued salaries and vacation                            8,037               7,870
   Accrued insurance                                        3,255               3,039
   Accrued interest                                         1,514                 498
   Payable to Advantica                                     2,246                  --
   Other                                                   14,109              14,219
                                                        ---------           ---------
                                                           99,946              84,213
                                                        ---------           ---------
Long-term Liabilities:
   Debt, less current maturities                            5,899               7,323
   Liability for insurance claims                           6,831               5,992
   Other noncurrent liabilities                            11,092              11,078
                                                        ---------           ---------
                                                           23,822              24,393
                                                        ---------           ---------
   Total liabilities not subject to compromise            123,768             108,606
   Liabilities subject to compromise                      206,544             203,619
                                                        ---------           ---------
Total Liabilities                                         330,312             312,225
Shareholder's Deficiency                                 (199,290)           (188,305)
                                                        ---------           ---------
Total Liabilities and Shareholder's Deficiency          $ 131,022           $ 123,920
                                                        =========           =========




                             See accompanying notes

FRD Acquisition Co.
Debtor-In-Possession
Consolidated Statements of Cash Flows
(Unaudited)


                                                                 Two Quarters       Two Quarters
                                                                     Ended              Ended
                                                                 June 27, 2001      June 28, 2000
                                                                 -------------      -------------
(In thousands)
Cash Flows From Operating Activities:
Net loss                                                           $(10,985)          $(19,203)
Adjustments to reconcile net loss to
  cash flows from operating activities:
   Amortization of reorganization value in excess of
     amounts allocable to identifiable assets                            --              9,420
   Depreciation and other amortization                               13,861             14,557
   Amortization of deferred financing costs                             327                381
   Amortization of debt premium                                          --               (925)
   Gains on refranchising and other, net                                 --                (40)
Decrease (increase) in assets:
   Receivables                                                        1,916              1,297
   Inventories                                                          443                214
   Other current assets                                                 900               (245)
   Other assets                                                        (250)              (399)
Increase (decrease) in liabilities:
   Accounts payable                                                  (3,310)            (1,340)
   Accrued salaries and vacation                                        167                 63
   Payable to Advantica                                               2,246              3,122
   Other accrued liabilities                                            909               (220)
   Liability for self-insurance claims                                1,056             (2,762)
   Other noncurrent liabilities                                          10             (1,693)
   Liabilities subject to compromise                                  2,925                 --
                                                                   --------           --------
Net cash flows provided by operating activities                      10,215              2,227
                                                                   --------           --------

Cash flows From Investing Activities:
   Purchase of property                                              (1,692)            (5,541)
   Proceeds from disposition of property                                 --                  5
                                                                   --------           --------
Net cash flows used in investing activities                          (1,692)            (5,536)
                                                                   --------           --------

Cash Flows From Financing Activities:
   Principal debt payments                                           (1,452)            (1,509)
   Borrowing on credit facilities                                    15,546                 --
                                                                   --------           --------
Net cash flows provided by (used in) financing activities            14,094             (1,509)
                                                                   --------           --------

Increase (decrease) in cash and cash equivalents                     22,617             (4,818)
Cash and Cash Equivalents at:
   Beginning of period                                                1,989              8,392
                                                                   --------           --------
   End of period                                                   $ 24,606           $  3,574
                                                                   ========           ========


                             See accompanying notes

FRD ACQUISITION CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 27, 2001
(Unaudited)

Note 1.  BASIS OF PRESENTATION

FRD Acquisition Co. ("FRD" or, together with its subsidiaries, the "Company"), a wholly owned subsidiary of Advantica Restaurant Group, Inc. ("Advantica"), owns and operates the Coco's and Carrows restaurant brands.

The consolidated financial statements of the Company included herein are unaudited and include all adjustments management believes are necessary for a fair presentation of the results of operations for such interim periods. Excluding reorganization items recorded in the quarter and two quarters ended June 27, 2001, all such adjustments are of a normal and recurring nature. The interim consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and notes thereto for the year ended December 27, 2000 and the related Management's Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in the FRD Acquisition Co. 2000 Annual Report on Form 10-K. The results of operations for the quarter and two quarters ended June 27, 2001 are not necessarily indicative of the results for the entire fiscal year ending December 26, 2001.

On February 14, 2001 (the "Petition Date"), FRD filed a voluntary petition for relief under Chapter 11 of Title 11 of the United States Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"), Case No. 01-0436 PJW, to facilitate the divestiture of its Coco's and Carrows brands and to preserve their going concern value. None of the Company's operating subsidiaries are a party to or are included in these Chapter 11 proceedings. FRD is currently operating its business as a debtor-in-possession pursuant to Sections 1107(a) and 1108 of the Bankruptcy Code and subject to the jurisdiction of the Bankruptcy Court. The financial statements of the Company have been prepared on a going concern basis, which contemplates the continuity of operations, the realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business.

The Company's Consolidated Financial Statements for the year ended December 27, 2000 and the quarter and two quarters ended June 27, 2001 have been presented in conformity with the American Institute of Certified Public Accountants' Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7"). In accordance with SOP 90-7, all prepetition liabilities of FRD that are subject to compromise through this bankruptcy proceeding are segregated in the Company's Consolidated Balance Sheets as liabilities subject to compromise (see Note 3). These liabilities are recorded at the amounts expected to be allowed as claims by the Bankruptcy Court rather than estimates of the amounts for which those allowed claims may be settled as a result of any plan of reorganization approved by the Bankruptcy Court. In addition, SOP 90-7 requires the Company to report interest expense during the bankruptcy proceeding only to the extent that it will be paid during the proceedings or that it is probable to be an allowed priority, secured or unsecured claim. Accordingly, the Company has ceased recording interest on its 12.5% Senior Notes due 2004 (the "Senior Notes"). The contractual interest expense for the quarter and two quarters ended June 27, 2001 is disclosed in the accompanying Consolidated Statements of Operations.

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

FRD Acquisition Co.
(Debtor-In-Possession)
Condensed Statements of Operations


                                                                            Quarter        Two Quarters
                                                                             Ended             Ended
                                                                         June 27, 2001     June 27, 2001
                                                                         -------------     -------------
(In thousands)
General and administrative expenses                                        $  1,505           $  3,024
                                                                           --------           --------
Operating loss                                                               (1,505)            (3,024)
                                                                           --------           --------
Other expense:
   Equity in net loss of subsidiaries                                         2,694              5,078
   Interest (income) expense (contractual expense for the quarter ended June 27, 2001: $4,428; for the two quarters ended
      June 27, 2001: $8,856)                                                     (2)             2,146
                                                                           --------           --------
         Total other expense                                                  2,692              7,224
                                                                           --------           --------
Loss before reorganization items                                             (4,197)           (10,248)
Reorganization items                                                            (96)               737
                                                                           --------           --------
Net loss                                                                   $ (4,101)          $(10,985)
                                                                           ========           ========

FRD Acquisition Co.
(Debtor-In-Possession)
Condensed Balance Sheets


                                                                          June 27,         December 27,
                                                                            2001               2000
                                                                        -----------        ------------
(In thousands)
ASSETS
Cash                                                                     $     502           $      --
Deferred financing costs                                                       523                 545
Investment in subsidiaries                                                 142,479             147,350
                                                                         ---------           ---------
                                                                         $ 143,504           $ 147,895
                                                                         =========           =========


LIABILITIES AND SHAREHOLDER'S DEFICIENCY
Liabilities not subject to compromise                                    $   2,246           $      --
Liabilities subject to compromise (eliminated in consolidation)            134,004             132,581
Liabilities subject to compromise (Note 3)                                 206,544             203,619
                                                                         ---------           ---------
Total liabilities                                                          342,794             336,200
Shareholder's deficiency                                                  (199,290)           (188,305)
                                                                         ---------           ---------
                                                                         $ 143,504           $ 147,895
                                                                         =========           =========


Note 2. BANKRUPTCY PROCEEDINGS

FRD's Chapter 11 filing is intended to preserve and maximize the going concern value of FRD's operating subsidiaries by allowing them to continue to operate in the ordinary course of business, without the need to commence Chapter 11 cases of their own. The events leading to FRD's Chapter 11 filing include the continued deterioration of the performance of FRD's operating subsidiaries due to increased competition, outdated facilities and unfavorable industry trends. In addition, FRD failed to make the scheduled January 16, 2001 interest payment due (and all subsequent interest payments to date) on its prepetition Senior Notes. The 30-day grace period provided by the indenture governing the Senior Notes' interest payments expired on February 15, 2001, the day after FRD filed its voluntary Chapter 11 petition. These matters raise substantial doubt about FRD's ability to continue as a going concern. FRD's continued existence is dependent upon several factors including its ability to sell its operating subsidiaries or restructure its liabilities through the bankruptcy process. In connection with this process, FRD is consulting with the official committee of unsecured creditors that has been formed and Denny's, Inc. (another wholly owned subsidiary of Advantica) as the senior secured lender under the Coco's/Carrows Credit Facility (see Note
5).

Shortly before the filing date, FRD received preliminary proposals from several interested parties related to a sale of the stock of FRD's subsidiaries. FRD has actively continued the sale process post-petition with the goal of maximizing value to creditors. The process has taken longer than expected, due in part to procedural and legal constraints inherent in the bankruptcy filing. FRD and its subsidiaries intend to consummate a sale transaction or restructuring without the need for the operating subsidiaries to also commence Chapter 11 cases. No assurance can be given, however, that FRD's subsidiaries will not be required to commence Chapter 11 cases in the future.

FRD's subsidiaries have entered into an agreement pursuant to which they will fund the expenses incurred by FRD in connection with the Chapter 11 case including, but not limited to, fees and expenses of counsel and advisors for FRD and any official committee appointed in the Chapter 11 case.

Pursuant to Section 362 of the Bankruptcy Code, the commencement of FRD's Chapter 11 case operates as an automatic stay of the following: (1) commencement or continuation of a judicial, administrative or other proceeding against FRD that was or could have been commenced prior to commencement of the Chapter 11 case; (2) enforcement of any judgments against FRD that arose before the commencement of the Chapter 11 case; (3) the taking of any action to obtain possession of or to exercise control over FRD's property; (4) the creation, perfection or enforcement of any lien against FRD's property; (5) the taking of any action to collect, assess or recover a claim against FRD that arose prior to the commencement of the Chapter 11 case; or (6) the setoff of any debt owing to FRD that arose prior to commencement of the Chapter 11 case against a claim held by such creditor of or party-in-interest against FRD that rose before the commencement of the Chapter 11 case. Any entity may apply to the Bankruptcy Court for relief from the automatic stay to allow enforcement of any of the aforesaid remedies that are automatically stayed by operation of law at the commencement of the Chapter 11 case.

Although FRD is authorized to operate its business as a debtor-in-possession, it may not engage in transactions outside the ordinary course of business without first complying with the notice and hearing provisions of the Bankruptcy Code and obtaining Bankruptcy Court approval. Other parties-in-interest in the Chapter 11 case are also entitled to be heard on motions made in the Chapter 11 case, including motions for approval of transactions outside the ordinary course of business.

Note 3. LIABILITIES SUBJECT TO COMPROMISE

Liabilities subject to compromise are obligations which were outstanding on the Petition Date and include the following:


                                                               June 27,       December 27,
                                                                 2001              2000
                                                              ---------       ------------
(In thousands)
12.5% Senior Notes due July 15, 2004                          $156,897          $156,897
Premium on 12.5% Senior Notes, effective rate 10.95%             8,051             8,322
Payable to Advantica                                            30,210            29,411
Accrued interest                                                11,386             8,989
                                                              --------          --------
Total liabilities subject to compromise                       $206,544          $203,619
                                                              ========          ========

Note 4. REORGANIZATION ITEMS

Reorganization items included in the accompanying Consolidated Statements of Operations consist of the following items:

                                                     Quarter       Two Quarters
                                                      Ended           Ended
                                                   JUNE 27, 2001   JUNE 27, 2001
                                                  -------------   -------------

(In thousands)
Professional fees                                    $   3           $ 736
Financing expenses for the debtor-in-possession         --             208
Interest income                                        (99)           (207)
                                                     -----           -----
                                                     $ (96)          $ 737
                                                     =====           =====

Note 5. DEBT

As discussed in Note 2, on January 16, 2001, FRD elected not to make the interest payment due and payable with respect to the Senior Notes. As a result of this nonpayment, and as a result of FRD's Chapter 11 filing on February 14, 2001, FRD is in default under the indenture governing the Senior Notes. The Senior Notes are included in liabilities subject to compromise in the Consolidated Balance Sheets. As described in more detail in Note 2, the bankruptcy filing operates as an automatic stay of all collection and enforcement actions by the holders of the Senior Notes with respect to FRD's failure to make the interest payments when due.

Certain of FRD's operating subsidiaries have a $70 million senior secured credit facility (the "Coco's/Carrows Credit Facility") owed to Denny's, Inc., consisting of a $30 million term loan and a $40 million revolving credit facility. On February 14, 2001, to facilitate the divestiture of its Coco's and Carrows brands and to preserve their going concern value, FRD filed for protection under Chapter 11 of the Bankruptcy Code. At June 27, 2001, FRD's operating subsidiaries had $30 million outstanding term loan borrowings, working capital borrowings of $24.7 million and letters of credit outstanding of $11.4 million. FRD's operating subsidiaries were not in compliance with certain financial covenants under the Coco's/Carrows Credit Facility for the quarter ended June 27, 2001, and therefore, the debt to Denny's, Inc. is classified as a current liability.

Note 6.  RELATED PARTY TRANSACTIONS

Certain administrative functions are provided for the Company by Advantica. The Company is allocated a portion of Advantica's administrative expenses based upon services received. These allocations, which are in addition to management fees equal to one percent of revenues payable to Advantica under the management services agreement, are included in operating expenses and totaled $0.6 million and $1.2 million for the quarter and two quarters ended June 27, 2001 and $0.6 million and $1.3 million for the quarter and two quarters ended June 28, 2000, respectively. Payment of the fees to Advantica cannot occur unless certain financial targets are met as described in FRD's Senior Notes indenture and in the Coco's/Carrows Credit Facility. Advantica's method of allocating these expenses is not the only reasonable method and other reasonable methods of allocation might produce different results.

For other related party transactions between FRD and Advantica or Advantica's wholly owned subsidiaries, see Notes 3 and 5.

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

                                               Quarter            Quarter         Two Quarters       Two Quarters
                                                Ended              Ended              Ended              Ended
                                            June 27, 2001      June 28, 2000      June 27, 2001      June 28, 2000
                                            -------------      -------------      -------------      -------------
(In thousands)
REVENUE
Coco's                                        $  49,710          $  53,894          $ 100,994          $ 109,501
Carrows                                          38,239             39,893             76,314             79,000
                                              ---------          ---------          ---------          ---------
Total consolidated revenue                    $  87,949          $  93,787          $ 177,308          $ 188,501
                                              =========          =========          =========          =========

EBITDA AS DEFINED
Coco's                                        $   2,984          $   6,291          $   6,580          $  11,779
Carrows                                           2,819              4,478              5,318              7,859
                                              ---------          ---------          ---------          ---------
Total consolidated EBITDA as defined              5,803             10,769             11,898             19,638
Depreciation and amortization expense            (7,010)           (12,350)           (13,861)           (23,977)
Management fees to Advantica                       (874)              (932)            (1,762)            (1,874)
Other charges:
   Interest expense, net                         (2,028)            (6,504)            (6,186)           (12,842)
   Other, net                                        (1)                41               (158)                41
Reorganization items                                 96                 --               (737)                --
                                              ---------          ---------          ---------          ---------
Consolidated loss before income taxes         $  (4,014)         $  (8,976)         $ (10,806)         $ (19,014)
                                              =========          =========          =========          =========


Note 9.  NEW ACCOUNTING STANDARDS

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations." SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The Company does not believe that the adoption of SFAS 141 will have a significant impact on its financial statements.

Also in July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets," which will be effective for the Company beginning December 27, 2001, the first day of its 2002 fiscal year. SFAS 142 requires the Company, among other things, to discontinue goodwill amortization, including reorganization value in excess of amounts allocable to identifiable assets. In addition, the standard provides for reclassifying certain existing recognized intangibles as goodwill, reassessing the useful lives of existing recognized intangibles, reclassifying certain intangibles out of previously reported goodwill and identifying reporting units for purposes of assessing potential future impairments of goodwill. SFAS 142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company is currently assessing but has not yet determined the impact of SFAS 142 on its financial position and results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is intended to highlight significant changes in financial position as of June 27, 2001 compared to December 27, 2000 and the results of operations for the quarter and two quarters ended June 27, 2001 compared to the quarter and two quarters ended June 28, 2000. The forward-looking statements included in Management's Discussion and Analysis of Financial Condition and Results of Operations, which reflect management's best judgment based on factors currently known, involve risks, uncertainties, and other factors which may cause the actual performance of FRD and its subsidiaries and underlying concepts to be materially different from the performance indicated or implied by such statements. Such factors include, among others: the outcome of FRD's pending Chapter 11 proceeding, divestiture efforts and related matters described herein; competitive pressures from within the restaurant industry; the level of success of the Company's operating initiatives and advertising and promotional efforts, including the initiatives and efforts specifically mentioned herein; adverse publicity; changes in business strategy or development plans; terms and availability of capital; regional weather conditions; overall changes in the general economy, particularly at the retail level; and other factors included in the discussion below, in Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Annual Report on Form 10-K for the year ended December 27, 2000 and in Exhibit 99 thereto.

RESULTS OF OPERATIONS

QUARTER ENDED JUNE 27, 2001 COMPARED TO QUARTER ENDED JUNE 28, 2000
-------------------------------------------------------------------

The table below summarizes restaurant unit activity for the quarter ended June 27, 2001:




                                      Ending            Units             Net             Units           Ending           Ending
                                       Units           Opened/           Units            Sold/            Units            Units
                                  March 28, 2001      Acquired        Refranchised       Closed       June 27, 2001    June 28, 2000
                                  --------------      --------        ------------       ------       -------------    -------------
Coco's
    Company-owned units                143                --                --             (1)             142              144
    Franchised units                    36                --                --             --               36               34
    Licensed units                     303                 1                --             (4)             300              301
                                      ----              ----              ----           ----             ----             ----
                                       482                 1                --             (5)             478              479
                                      ----              ----              ----           ----             ----             ----
Carrows
    Company-owned units                114                --                --             (1)             113              116
    Franchised units                    28                 1                --             --               29               28
                                      ----              ----              ----           ----             ----             ----
                                       142                 1                --             (1)             142              144
                                      ----              ----              ----           ----             ----             ----
                                       624                 2               ---             (6)             620              623
                                      ====              ====              ====           ====             ====             ====


                                       11

COCO'S

                                                                        Quarter Ended
                                                               --------------------------------            %
                                                               June 27, 2001      June 28, 2000    Increase/(decrease)
                                                               -------------      -------------    -------------------
($ in millions, except average unit data)
Total systemwide sales                                          $    133.8         $    149.7            (10.6)
                                                                ==========         ==========

Net company sales                                               $     48.4         $     52.5             (7.8)
Franchise and licensing revenue                                        1.3                1.4             (7.1)
                                                                ----------         ----------
   Total revenue                                                      49.7               53.9             (7.8)
                                                                ----------         ----------
Operating expenses:
   Amortization of reorganization value in excess of
      amounts allocable to identifiable assets                          --                2.5               NM
   Other                                                              51.4               52.2             (1.5)
                                                                ----------         ----------
   Total operating expenses                                           51.4               54.7             (6.0)
                                                                ----------         ----------
Operating loss                                                  $     (1.7)        $     (0.8)              NM
                                                                ==========         ==========

EBITDA as defined                                               $      3.0         $      6.3            (52.4)

Average unit sales:
   Company-owned                                                   342,400            363,800             (5.9)
   Franchised                                                      325,500            335,500             (3.0)

Company-owned data:
   Same-store sales decrease                                        (6.5)%             (3.0)%
   Guest check average increase                                      1.8 %              2.6 %

NM = Not meaningful


Coco's NET COMPANY SALES for the second quarter of 2001 decreased $4.1 million (7.8%) compared to the prior year quarter, primarily resulting from a 6.5% decrease in same-store sales. Lower same-store sales resulted from a decrease in customer traffic partially offset by a higher guest check average. FRANCHISE AND LICENSING REVENUE remained relatively flat compared to the prior year quarter.

Coco's OPERATING EXPENSES decreased $3.3 million (6.0%) compared to the prior year quarter. Excluding the impact of a $2.5 million decrease in amortization of excess reorganization value, operating expenses decreased $0.8 million over the prior year quarter. This decrease resulted primarily from lower same-store sales. As a percentage of sales, operating expenses increased primarily due to higher payroll costs resulting from staffing requirements and wage rate pressures and to increased utility costs. In addition, the prior year quarter also benefited from $1.5 million of reductions in workers' compensation and general liability accruals resulting from improved actuarial trends. The decrease in amortization of excess reorganization value from the prior year quarter resulted from an impairment charge to excess reorganization value recorded in the fourth quarter of 2000.

EBITDA AS DEFINED decreased $3.3 million (52.4%) compared to the prior year quarter as a result of the factors noted in the preceding paragraphs, excluding the decrease in amortization expense.

Coco's OPERATING LOSS increased $0.9 million compared to the prior year quarter as a result of the factors noted above.

CARROWS

                                                                        Quarter Ended
                                                               --------------------------------            %
                                                               June 27, 2001      June 28, 2000    Increase/(decrease)
                                                               -------------      -------------    -------------------
($ in millions, except average unit data)
Total systemwide sales                                            $   44.4           $   46.4            (4.3)
                                                                  ========           ========

Net company sales                                                 $   37.6           $   39.3            (4.3)
Franchise revenue                                                      0.6                0.6              --
                                                                  --------           --------
   Total revenue                                                      38.2               39.9            (4.3)
                                                                  --------           --------
Operating expenses:
   Amortization of reorganization value in excess
      of amounts allocable to identifiable assets                       --                2.2              NM
   Other                                                              38.5               39.4            (2.3)
                                                                  --------           --------
   Total operating expenses                                           38.5               41.6            (7.5)
                                                                  --------           --------
Operating loss                                                    $   (0.3)          $   (1.7)          (82.4)
                                                                  ========           ========

EBITDA as defined                                                 $    2.8           $    4.5           (37.8)

Average unit sales (in thousands):
   Company-owned                                                   331,200            334,800            (1.1)
   Franchised                                                      241,300            254,500            (5.2)

Company-owned data:
   Same-store sales decrease                                        (2.3)%             (2.9)%
   Guest check average increase                                      1.5 %              5.7 %

NM = Not meaningful


Carrows' NET COMPANY SALES for the second quarter of 2001 decreased $1.7 million (4.3%) compared to the prior year quarter. The decrease is primarily the result of a decrease in same-store sales. Lower same-store sales resulted from a decrease in customer traffic partially offset by a higher guest check average. FRANCHISE REVENUE remained flat compared to the prior year quarter.

Carrows' OPERATING EXPENSES decreased $3.1 million (7.5%) compared to the prior year quarter. Excluding the impact of a $2.2 million decrease in amortization of excess reorganization value, operating expenses decreased $0.9 million over the prior year quarter. This decrease resulted primarily from lower same-store sales. As a percentage of sales, operating expenses increased primarily due to higher payroll costs resulting from staffing requirements and wage rate pressures and to increased utility costs. In addition, the prior year quarter benefited from $1.3 million of reductions in workers' compensation and general liability accruals and from a reduction of lease liabilities, offset by higher legal expense. The decrease in amortization of excess reorganization value from the prior year quarter resulted from an impairment charge to excess reorganization value recorded in the fourth quarter of 2000.

EBITDA AS DEFINED decreased $1.7 million (37.8%) compared to the prior year quarter as a result of the factors noted in the proceeding paragraphs, excluding the decrease in amortization expense.

Carrows' OPERATING LOSS decreased $1.4 million compared to the prior year quarter as a result of the factors noted above.

FRD CONSOLIDATED

The Company's CONSOLIDATED EBITDA AS DEFINED decreased $5.0 million (46.1%) for the second quarter of 2001 compared to the second quarter of 2000. This decrease is a result of the factors discussed in the preceding paragraphs.

CONSOLIDATED INTEREST EXPENSE, NET, decreased $4.5 million (68.8%) compared to the prior year quarter due primarily to the automatic stay of interest payments related to the bankruptcy proceedings.

The PROVISION FOR (BENEFIT FROM) INCOME TAXES from continuing operations for the quarter ended June 27, 2001 has been computed based on management's estimate of the annual effective income tax rate applied to loss before taxes. The Company recorded an income tax provision reflecting an approximate rate of 2.2% for the quarter ended June 27, 2001 compared to a provision reflecting an approximate rate of 1.2% for the quarter ended June 28, 2000.

The decrease in CONSOLIDATED NET LOSS of $5.0 million in comparison to the prior year quarter is a result of the items previously discussed.

TWO QUARTERS ENDED JUNE 27, 2001 COMPARED TO TWO QUARTERS ENDED JUNE 28, 2000
-----------------------------------------------------------------------------

COCO'S

                                                                     Two Quarters Ended
                                                               --------------------------------            %
                                                               June 27, 2001      June 28, 2000    Increase/(decrease)
                                                               -------------      -------------    -------------------
($ in millions, except average unit data)
Total systemwide sales                                           $  272.6             $   302.2            (9.8)
                                                                 =========            =========

Net company sales                                                $   98.3             $   106.6            (7.8)
Franchise and licensing revenue                                       2.7                   2.9            (6.9)
                                                                 --------             ---------
   Total revenue                                                    101.0                 109.5            (7.8)
                                                                 --------             ---------
Operating expenses:
   Amortization of reorganization value in excess
      of amounts allocable to identifiable assets                      --                   5.0              NM
   Other                                                            103.8                 107.0            (3.0)
                                                                 --------             ---------
   Total operating expenses                                         103.8                 112.0            (7.3)
                                                                 --------             ---------
Operating loss                                                   $   (2.8)            $    (2.5)          (12.0)
                                                                 ========             =========

EBITDA as defined                                                $    6.6             $    11.8           (44.1)

Average unit sales:
   Company-owned                                                  692,700               737,900            (6.1)
   Franchised                                                     654,800               674,100            (2.9)

Company-owned data:
   Same-store sales (decrease) increase                            (6.5)%                  0.1%
   Guest check average increase                                     1.7 %                  5.0%

NM = Not meaningful


Coco's NET COMPANY SALES for the two quarters ended June 27, 2001 decreased $8.3 million (7.8%) compared to the prior year period, primarily resulting from a 6.5% decrease in same-store sales. Lower same-store sales resulted from a decrease in customer traffic partially offset by a higher guest check average. FRANCHISE AND LICENSING REVENUE decreased $0.2 million compared to the prior year period, primarily resulting from a weaker yen versus the dollar in the current year.

Coco's OPERATING EXPENSES decreased $8.2 million (7.3%) compared to the prior year comparable period. Excluding the impact of a $5.0 million decrease in amortization of excess reorganization value, operating expenses decreased $3.2 million over the prior year period. The decrease resulted primarily from lower same-store sales. As a percentage of sales, operating expenses increased primarily due to higher payroll costs resulting from staffing requirements and wage rate pressures and to increased utility costs. In addition, the prior year period also benefited from $1.5 million of reductions in workers' compensation and general liability accruals resulting from improved actuarial trends. The decrease in amortization of excess reorganization value from the prior year period resulted from an impairment charge to reorganization value recorded in the fourth quarter of 2000.

EBITDA AS DEFINED decreased $5.2 million (44.1%) compared to the prior year period as a result of the factors noted in the preceding paragraphs, excluding the decrease in amortization expense.

Coco's OPERATING LOSS increased $0.3 million compared to the prior year period as a result of the factors noted above.

CARROWS


                                                                     Two Quarters Ended
                                                               --------------------------------            %
                                                               June 27, 2001      June 28, 2000    Increase/(decrease)
                                                               -------------      -------------    -------------------
($ in millions, except average unit data)
Total systemwide sales                                            $   88.8           $   92.3              (3.8)
                                                                  ========           ========

Net company sales                                                 $   75.1           $   77.8              (3.5)
Franchise revenue                                                      1.2                1.2                --
                                                                  --------           --------
   Total revenue                                                      76.3               79.0              (3.4)
                                                                  --------           --------
Operating expenses:
   Amortization of reorganization value in excess
      of amounts allocable to identifiable assets                       --                4.4                NM
   Other                                                              77.2               78.3              (1.4)
                                                                  --------           --------
   Total operating expenses                                           77.2               82.7              (6.7)
                                                                  --------           --------
Operating loss                                                    $   (0.9)          $   (3.7)            (75.7)
                                                                  ========           ========

EBITDA as defined                                                 $    5.3           $    7.9             (32.9)

Average unit sales (in thousands):
   Company-owned                                                   660,300            662,200              (0.3)
   Franchised                                                      491,700            517,800              (5.0)

Company-owned data:
   Same-store sales decrease                                        (1.5)%             (1.4)%
   Guest check average increase                                      2.9 %              8.1 %

NM = Not meaningful


Carrows' NET COMPANY SALES for the two quarters ended June 27, 2001 decreased $2.7 million (3.5%) compared to the prior year period. The decrease is primarily the result of a decrease in traffic partially offset by a higher guest check average. FRANCHISE REVENUE remained flat compared to the prior year period.

Carrows' OPERATING EXPENSES decreased $5.5 million (6.7%) compared to the prior year period. Excluding the impact of a $4.4 million decrease in amortization of excess reorganization value, operating expenses decreased $1.1 million over the prior year period. This decrease resulted primarily from lower same-store sales. As a percentage of sales, operating expenses increased primarily due to higher payroll costs resulting from staffing requirements and wage rate pressures and to increased utility costs. In addition, the prior year period benefited from $1.3 million of reductions in workers' compensation and general liability accruals resulting from improved actuarial trends. The decrease in amortization of excess reorganization value from the prior year period resulted from an impairment charge to reorganization value recorded in the fourth quarter of 2000.

EBITDA AS DEFINED decreased $2.6 million (32.9%) compared to the prior year period as a result of the factors noted in the proceeding paragraphs, excluding the decrease in amortization expense.

Carrows' OPERATING LOSS decreased $2.8 million compared to the prior year period as a result of the factors noted above.

FRD CONSOLIDATED

The Company's CONSOLIDATED EBITDA AS DEFINED decreased $7.7 million (39.4%) for the two quarters ended June 27, 2001 compared to the prior year period. This decrease is a result of the factors discussed in the preceding paragraphs.

CONSOLIDATED INTEREST EXPENSE, NET, decreased $6.7 million (51.8%) compared to the prior year period due primarily to the automatic stay of interest payments related to the bankruptcy proceedings.

The PROVISION FOR (BENEFIT FROM) INCOME TAXES from continuing operations for the two quarters ended June 27, 2001 has been computed based on management's estimate of the annual effective income tax rate applied to loss before taxes. The Company recorded an income tax provision reflecting an approximate rate of 1.7% for the two quarters ended June 27, 2001 compared to a provision reflecting an approximate rate of 1.0% for the two quarters ended June 28, 2000.

The decrease in CONSOLIDATED NET LOSS of $8.2 million in comparison to the prior year period is a result of the items previously discussed.

LIQUIDITY AND CAPITAL RESOURCES

On January 16, 2001, FRD elected not to make the interest payment due and payable with respect to its Senior Notes. As a result of this nonpayment, and as a result of FRD's Chapter 11 filing on February 14, 2001, FRD is in default under the indenture governing the Senior Notes (see Notes 2, 3 and 5). As described in more detail in Note 2, the bankruptcy filing operates as an automatic stay of all collection and enforcement actions by the holders of the Senior Notes with respect to FRD's failure to make the interest payments when due.

FRD's Chapter 11 filing is intended to preserve and maximize the going concern value of FRD's operating subsidiaries by allowing them to continue to operate in the ordinary course of business, without the need to commence Chapter 11 cases of their own. The events leading to FRD's Chapter 11 filing include the continued deterioration of the performance of FRD's operating subsidiaries due to increased competition, outdated facilities and unfavorable industry trends. In addition, FRD failed to make the scheduled January 16, 2001 interest payment (and all subsequent interest payments to date) due on its prepetition Senior Notes. The 30-day grace period provided by the indenture governing the Senior Notes' interest payments expired on February 15, 2001, the day after FRD filed its voluntary Chapter 11 petition. These matters raise substantial doubt about FRD's ability to continue as a going concern. FRD's continued existence is dependent upon several factors including its ability to sell its operating subsidiaries or restructure its liabilities through the bankruptcy process. In connection with this process, FRD is consulting with the official committee of unsecured creditors that has been formed and Denny's, Inc. (another wholly owned subsidiary of Advantica) as the senior secured lender under the Coco's/Carrows Credit Facility (see Note 5).

Shortly before the filing date, FRD received preliminary proposals from several interested parties related to a sale of the stock of FRD's subsidiaries. FRD has actively continued the sale process post-petition with the goal of maximizing value to creditors. The process has taken longer than expected, due in part to procedural and legal constraints inherent in the bankruptcy filing. FRD and its subsidiaries intend to consummate a sale transaction or restructuring without the need for the operating subsidiaries to also commence Chapter 11 cases. No assurance can be given, however, that FRD's subsidiaries will not be required to commence Chapter 11 cases in the future.

Certain of FRD's operating subsidiaries have a $70 million senior secured credit facility (i.e., the Coco's/Carrows Credit Facility) owed to Denny's, Inc., consisting of a $30 million term loan and a $40 million revolving credit facility. On February 14, 2001, to facilitate the divestiture of its Coco's and Carrows brands and to preserve their going concern value, FRD filed for protection under Chapter 11 of the Bankruptcy Code. FRD's operating subsidiaries were not in compliance with certain financial covenants under the Coco's/Carrows Credit Facility for the quarter ended June 27, 2001, and therefore, the debt to Denny's, Inc. is classified as a current liability.

At June 27, 2001 and December 27, 2000, the Company had working capital deficits of $67.9 million and $69.2 million, respectively. The Company is able to operate with a substantial working capital deficit because: (1) restaurant operations are conducted on a cash (and cash equivalent) basis with a low level of accounts receivable, (2) rapid turnover allows a limited investment in inventories; and
(3) accounts payable for food, beverages, and supplies usually become due after the receipt of cash from related sales. The Company intends to continue to operate with working capital deficits.

IMPACT OF BANKRUPTCY PETITION ON FRANCHISING

The operation of the Company's franchise system is subject to regulations enacted by a number of states and to rules promulgated by the Federal Trade Commission. Among other things, such regulations and rules require that each franchising entity annually renew its Uniform Franchise Offering Circular (the "UFOC") which provides current information about the business. In addition, in the event that any information in the UFOC becomes misleading, inaccurate or incomplete during the year, the UFOC must be amended at that time to make appropriate disclosures. In some states, the updated UFOC must be reviewed and approved by a regulatory agency before the entity can resume franchise sales. Due to the filing of FRD's Chapter 11 petition on February 14, 2001, management decided that it would be appropriate for the Company's franchising subsidiary to cease sales of new franchises until an updated UFOC is prepared and approved by those states that regulate the sale of franchises.

NEW ACCOUNTING STANDARDS

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations." SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The Company does not believe that the adoption of SFAS 141 will have a significant impact on its financial statements.

Also in July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets," which will be effective for the Company beginning December 27, 2001, the first day of its 2002 fiscal year. SFAS 142 requires the Company, among other things, to discontinue goodwill amortization, including reorganization value in excess of amounts allocable to identifiable assets. In addition, the standard provides for reclassifying certain existing recognized intangibles as goodwill, reassessing the useful lives of existing recognized intangibles, reclassifying certain intangibles out of previously reported goodwill and identifying reporting units for purposes of assessing potential future impairments of goodwill. SFAS 142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company is currently assessing but has not yet determined the impact of SFAS 142 on its financial position and results of operations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's market risk exposure at June 27, 2001 is consistent with the types of market risk and amount of exposure presented in its Annual Report on Form 10-K for the year ended December 27, 2000.

                           PART II - OTHER INFORMATION

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

On January 16, 2001, FRD elected not to make the interest payment due and payable with respect to the Senior Notes. As a result of this and subsequent nonpayments on the Senior Notes, and as a result of FRD's Chapter 11 filing on February 14, 2001, FRD is in default under the indenture governing the Senior Notes. Therefore, the Senior Notes are included in liabilities subject to compromise in the Consolidated Balance Sheets. As described in more detail in
Note 2, the bankruptcy filing operates as an automatic stay of all collection and enforcement actions by the holders of the Senior Notes with respect to FRD's failure to make the interest payments when due.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.


b. No reports on Form 8-K were filed during the quarter ended June 27, 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    FRD ACQUISITION CO.



Date:   August 13, 2001             By:      /s/David O. Devoy
                                        -------------------------------------
                                        David O.  Devoy
                                        President and Chief Financial Officer
                                        (Duly authorized officer of
                                        registrant/principal financial officer)