Form 10-Q
period 2001-09-26
FRD ACQUISITION CO
filed 2001-11-08
CIK 1017916

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 26, 2001, or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ___________ to ___________

Commission file number:   333-07601

                              FRD ACQUISITION CO.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                        57-1040952
---------------------------------           ------------------------------------
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

          Yes   [X]                         No   [ ]

As of November 7, 2001, 1,000 shares of the registrant's Common Stock, $0.10 par value per share, were outstanding, all of which were owned by the registrant's parent, Advantica Restaurant Group, Inc.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

FRD Acquisition Co.
Debtor-In-Possession
Consolidated Statements of Operations
(Unaudited)

                                                                    Quarter            Quarter
                                                                     Ended              Ended
                                                              September 26, 2001  September 27, 2000
                                                              ------------------  ------------------
(In thousands)
Revenue:
   Company restaurant sales                                        $ 85,683            $ 88,676
   Franchise and licensing revenue                                    2,040               2,256
                                                                   --------            --------
      Total operating revenue                                        87,723              90,932
                                                                   --------            --------
Cost of company restaurant sales:
   Product costs                                                     21,099              23,016
   Payroll and benefits                                              35,723              36,399
   Occupancy                                                          5,917               4,971
   Other operating expenses                                          13,730              14,563
                                                                   --------            --------
      Total costs of company restaurant sales                        76,469              78,949
Franchise restaurant costs                                              876                 896
General and administrative expenses                                   3,844               3,369
Management fees to Advantica                                            871                 904
Allocated costs from Advantica                                          631                 631
Amortization of reorganization value in excess of amounts
   allocable to identifiable assets                                      --               4,660
Depreciation and other amortization                                   5,365               6,785
Gains on refranchising and other, net                                    --                 (24)
                                                                   --------            --------
      Total operating costs and expenses                             88,056              96,170
                                                                   --------            --------
Operating loss                                                         (333)             (5,238)
                                                                   --------            --------
Other expenses:
   Interest expense, net (contractual expense for the quarter
      ended September 26, 2001: $6,308)                               1,879               6,002
   Other nonoperating expenses (income), net                            (41)                  1
                                                                   --------            --------
      Total other expenses, net                                       1,838               6,003
                                                                   --------            --------
Loss before reorganization items and income taxes                    (2,171)            (11,241)
Reorganization items                                                    109                  --
                                                                   --------            --------
Loss before income taxes                                             (2,280)            (11,241)
Provision for income taxes                                               92                 108
                                                                   --------            --------
Net loss                                                           $ (2,372)           $(11,349)
                                                                   ========            ========

                             See accompanying notes

FRD Acquisition Co.
Debtor-In-Possession
Consolidated Statements of Operations
(Unaudited)

                                                                Three Quarters      Three Quarters
                                                                     Ended              Ended
                                                              September 26, 2001  September 27, 2000
                                                              ------------------  ------------------

(In thousands)
Revenue:
   Company restaurant sales                                        $ 259,071           $ 273,083
   Franchise and licensing revenue                                     5,960               6,350
                                                                   ---------           ---------
       Total operating revenue                                       265,031             279,433
                                                                   ---------           ---------
Cost of company restaurant sales:
   Product costs                                                      65,357              71,348
   Payroll and benefits                                              108,680             108,799
   Occupancy                                                          17,743              14,716
   Other operating expenses                                           39,443              40,342
                                                                   ---------           ---------
      Total costs of company restaurant sales                        231,223             235,205
Franchise restaurant costs                                             2,595               2,600
General and administrative expenses                                   11,519              13,026
Management fees to Advantica                                           2,633               2,778
Allocated costs from Advantica                                         1,893               1,917
Amortization of reorganization value in excess of amounts
   allocable to identifiable assets                                       --              14,080
Depreciation and other amortization                                   19,226              21,342
Gains on refranchising and other, net                                     --                 (64)
                                                                   ---------           ---------
      Total operating costs and expenses                             269,089             290,884
                                                                   ---------           ---------
Operating loss                                                        (4,058)            (11,451)
                                                                   ---------           ---------
Other expenses:
   Interest expense, net (contractual expense for the three
      quarters ended September 26, 2001: $19,201)                      8,065              18,844
   Other nonoperating expenses (income), net                             117                 (40)
                                                                   ---------           ---------
      Total other expenses, net                                        8,182              18,804
                                                                   ---------           ---------
Loss before reorganization items and income taxes                    (12,240)            (30,255)
Reorganization items                                                     846                  --
                                                                   ---------           ---------
Loss before income taxes                                             (13,086)            (30,255)
Provision for income taxes                                               271                 297
                                                                   ---------           ---------
Net loss                                                           $ (13,357)          $ (30,552)
                                                                   =========           =========


                             See accompanying notes

FRD Acquisition Co.
Debtor-In-Possession
Consolidated Balance Sheets
(Unaudited)

                                                              September 26, 2001   December 27, 2000
                                                              ------------------   -----------------
(In thousands)
ASSETS
Current Assets:
  Cash and cash equivalents                                        $  21,044           $   1,989
  Receivables                                                          3,826               4,755
  Inventories                                                          2,439               2,767
  Other                                                                2,456               5,471
                                                                   ---------           ---------
                                                                      29,765              14,982
                                                                   ---------           ---------

Property and equipment                                               175,816             175,436
Accumulated depreciation                                             (91,272)            (76,083)
                                                                   ---------           ---------
                                                                      84,544              99,353
                                                                   ---------           ---------
Other Assets:
  Intangibles, net                                                     6,901               5,763
  Other                                                                5,041               3,822
                                                                   ---------           ---------
                                                                      11,942               9,585
                                                                   ---------           ---------
Total Assets                                                       $ 126,251           $ 123,920
                                                                   =========           =========


LIABILITIES AND SHAREHOLDER'S DEFICIT
Current Liabilities:
   Current maturities of long-term debt                            $  55,351           $  41,909
   Accounts payable                                                   10,652              16,678
   Accrued salaries and vacation                                       9,245               7,975
   Accrued insurance                                                   3,968               3,039
   Accrued interest                                                    1,321                 498
   Payable to Advantica                                                3,749                  --
   Other                                                              13,867              14,114
                                                                   ---------           ---------
                                                                      98,153              84,213
                                                                   ---------           ---------
Long-term Liabilities:
   Debt, less current maturities                                       5,286               7,323
   Liability for insurance claims                                      6,941               5,992
   Other noncurrent liabilities                                       10,989              11,078
                                                                   ---------           ---------
                                                                      23,216              24,393
                                                                   ---------           ---------
   Total liabilities not subject to compromise                       121,369             108,606
   Liabilities subject to compromise                                 206,544             203,619
                                                                   ---------           ---------
Total Liabilities                                                    327,913             312,225
Shareholder's Deficiency                                            (201,662)           (188,305)
                                                                   ---------           ---------
Total Liabilities and Shareholder's Deficit                        $ 126,251           $ 123,920
                                                                   =========           =========



                             See accompanying notes

FRD Acquisition Co.
Debtor-In-Possession
Consolidated Statements of Cash Flows
(Unaudited)

                                                                Three Quarters      Three Quarters
                                                                     Ended              Ended
                                                              September 26, 2001  September 27, 2000
                                                              ------------------  ------------------

(In thousands)
Cash Flows From Operating Activities:
Net loss                                                           $(13,357)           $(30,552)
Adjustments to reconcile net loss to
  cash flows from operating activities:
   Amortization of reorganization value in excess of
     amounts allocable to identifiable assets                            --              14,080
   Depreciation and other amortization                               19,226              21,342
   Amortization of deferred financing costs                             479                 572
   Amortization of debt premium                                          --              (1,387)
   Gains on refranchising and other, net                                 --                 (64)
   Decrease (increase) in assets:
     Receivables                                                      1,263                 291
     Inventories                                                        328                 163
     Other current assets                                               380                 144
     Other assets                                                    (1,733)               (850)
   Increase (decrease) in liabilities:
     Accounts payable                                                (6,026)             (6,460)
     Accrued salaries and vacation                                    1,270                 912
     Payable to Advantica                                             3,748               4,660
     Other accrued liabilities                                          568              (5,142)
     Liability for self-insurance claims                              1,878              (2,333)
     Other noncurrent liabilities                                       (81)             (2,321)
     Liabilities subject to compromise                                2,925                  --
                                                                   --------            --------
Net cash flows provided by (used in) operating activities            10,868              (6,945)
                                                                   --------            --------

Cash Flows From Investing Activities:
   Purchase of property                                              (3,229)             (9,779)
   Proceeds from disposition of property                                 --                  16
                                                                   --------            --------
Net cash flows used in investing activities                          (3,229)             (9,763)
                                                                   --------            --------

Cash Flows From Financing Activities:
   Principal debt payments                                           (4,130)             (2,166)
   Borrowing on credit facilities                                    15,546              11,800
                                                                   --------            --------
Net cash flows provided by financing activities                      11,416               9,634
                                                                   --------            --------

Increase (decrease) in cash and cash equivalents                     19,055              (7,074)
Cash and Cash Equivalents at:
   Beginning of period                                                1,989               8,392
                                                                   --------            --------
   End of period                                                   $ 21,044            $  1,318
                                                                   ========            ========

                             See accompanying notes

FRD ACQUISITION CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 26, 2001
(Unaudited)

Note 1.  Basis of Presentation

FRD Acquisition Co. ("FRD" or, together with its subsidiaries, the "Company"), a wholly owned subsidiary of Advantica Restaurant Group, Inc. ("Advantica"), owns and operates the Coco's and Carrows restaurant brands.

The consolidated financial statements of the Company included herein are unaudited and include all adjustments management believes are necessary for a fair presentation of the results of operations for such interim periods. Excluding reorganization items recorded in the quarter and three quarters ended September 26, 2001, all such adjustments are of a normal and recurring nature. The interim consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and notes thereto for the year ended December 27, 2000 and the related Management's Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in the FRD Acquisition Co. 2000 Annual Report on Form 10-K. The results of operations for the quarter and three quarters ended September 26, 2001 are not necessarily indicative of the results for the entire fiscal year ending December 26, 2001.

On February 14, 2001 (the "Petition Date"), FRD filed a voluntary petition for relief under Chapter 11 of Title 11 of the United States Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"), Case No. 01-0436-PJW, to facilitate the divestiture of its Coco's and Carrows brands and to preserve their going concern value. None of the Company's operating subsidiaries are a party to or are included in these Chapter 11 proceedings. FRD is currently operating its business as a debtor-in-possession pursuant to Sections 1107(a) and 1108 of the Bankruptcy Code and subject to the jurisdiction of the Bankruptcy Court. The financial statements of the Company have been prepared on a going concern basis, which contemplates the continuity of operations, the realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business.

The Company's Consolidated Financial Statements for the year ended December 27, 2000 and the quarter and three quarters ended September 26, 2001 have been presented in conformity with the American Institute of Certified Public Accountants' Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7"). In accordance with SOP 90-7, all prepetition liabilities of FRD that are subject to compromise through this bankruptcy proceeding are segregated in the Company's Consolidated Balance Sheets as liabilities subject to compromise (see Note 3). These liabilities are recorded at the amounts expected to be allowed as claims by the Bankruptcy Court rather than estimates of the amounts for which those allowed claims may be settled as a result of any plan of reorganization approved by the Bankruptcy Court. In addition, SOP 90-7 requires the Company to report interest expense during the bankruptcy proceeding only to the extent that it will be paid during the proceedings or that it is probable to be an allowed priority, secured or unsecured claim. Accordingly, the Company has ceased recording interest on its 12.5% Senior Notes due 2004 (the "Senior Notes"). The contractual interest expense for the quarter and three quarters ended September 26, 2001 is disclosed in the accompanying Consolidated Statements of Operations.

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

FRD Acquisition Co.
(Debtor-In-Possession)
Condensed Statements of Operations


                                                                   Quarter           Three Quarters
                                                                    Ended                Ended
                                                              September 26, 2001   September 26, 2001
                                                              ------------------   ------------------
(In thousands)
General and administrative expenses                                $  1,502            $  4,526
                                                                   --------            --------
Operating loss                                                       (1,502)             (4,526)
                                                                   --------            --------
Other expense:
   Equity in net loss of subsidiaries                                   766               5,844
   Interest (income) expense (contractual expense for the quarter ended September 26, 2001: $4,428; for the three quarters
      ended September 26, 2001: $13,285)                                 (5)              2,141
                                                                   --------            --------
         Total other expense                                            761               7,985
                                                                   --------            --------
Loss before reorganization items                                     (2,263)            (12,511)
Reorganization items                                                    109                 846
                                                                   --------            --------
Net loss                                                           $ (2,372)           $(13,357)
                                                                   ========            ========

FRD Acquisition Co.
(Debtor-In-Possession)
Condensed Balance Sheets


                                                                 September 26,        December 27,
                                                                      2001                2000
                                                                 -------------        ------------
(In thousands)
Assets
Cash                                                               $   1,264           $      --
Deferred financing costs                                                 523                 545
Investment in subsidiaries                                           141,857             147,350
                                                                   ---------           ---------
                                                                   $ 143,644           $ 147,895
                                                                   =========           =========


Liabilities and Shareholder's Deficit
Liabilities not subject to compromise                              $   4,758           $      --
Liabilities subject to compromise (eliminated in consolidation)      134,004             132,581
Liabilities subject to compromise (Note 3)                           206,544             203,619
                                                                   ---------           ---------
Total liabilities                                                    345,306             336,200
Shareholder's deficit                                               (201,662)           (188,305)
                                                                   ---------           ---------
                                                                   $ 143,644           $ 147,895
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

Throughout 2001, FRD has continued its efforts to sell its operating subsidiaries with the goal of maximizing value to creditors. From shortly before the Petition Date to the present, FRD has received various proposals from several interested parties related to a sale of the stock of FRD's subsidiaries. However, none of the proposals has resulted in a definitive agreement. The process has taken longer than expected, due in part to procedural and legal constraints inherent in the bankruptcy filing. FRD and its subsidiaries intend to consummate a sale transaction or restructuring without the need for the operating subsidiaries to also commence Chapter 11 cases. No assurance can be given, however, that FRD's subsidiaries will not be required to commence Chapter 11 cases in the future.

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

Note 3. Liabilities Subject to Compromise

Liabilities subject to compromise are obligations which were outstanding on the Petition Date and include the following:


                                                                 September 26,        December 27,
                                                                      2001                2000
                                                                 -------------        ------------
(In thousands)
12.5% Senior Notes due July 15, 2004                               $156,897            $156,897
Premium on 12.5% Senior Notes, effective rate 10.95%                  8,051               8,322
Payable to Advantica                                                 30,210              29,411
Accrued interest                                                     11,386               8,989
                                                                   --------            --------
Total liabilities subject to compromise                            $206,544            $203,619
                                                                   ========            ========

Note 4. Reorganization Items

Reorganization items included in the accompanying Consolidated Statements of Operations consist of the following items:


                                                                   Quarter           Three Quarters
                                                                    Ended                Ended
                                                              September 26, 2001   September 26, 2001
                                                              ------------------   ------------------

(In thousands)
Professional fees                                                  $ 253                 $ 989
Financing expenses for the debtor-in-possession                       --                   208
Interest income                                                     (144)                 (351)
                                                                   -----                 -----
Total reorganization items                                         $ 109                 $ 846
                                                                   =====                 =====

Note 5. Debt

As discussed in Note 2, on January 16, 2001, FRD elected not to make the interest payment due and payable (and all subsequent interest payments to date) with respect to the Senior Notes. As a result of this nonpayment, and as a result of FRD's Chapter 11 filing on February 14, 2001, FRD is in default under the indenture governing the Senior Notes. The Senior Notes are included in liabilities subject to compromise in the Consolidated Balance Sheets. As described in more detail in Note 2, the bankruptcy filing operates as an automatic stay of all collection and enforcement actions by the holders of the Senior Notes with respect to FRD's failure to make the interest payments when due.

Certain of FRD's operating subsidiaries have a $70 million senior secured credit facility (the "Coco's/Carrows Credit Facility") owed to Denny's, Inc., consisting of a $30 million term loan and a $40 million revolving credit facility. At September 26, 2001, FRD's operating subsidiaries had $28.0 million outstanding term loan borrowings, working capital borrowings of $24.7 million and letters of credit outstanding of $9.6 million under the Coco's/Carrows Credit Facility. FRD's operating subsidiaries were not in compliance with certain financial covenants under the Coco's/Carrows Credit Facility for the quarter ended September 26, 2001, and therefore, the debt to Denny's, Inc. is classified as a current liability.

Note 6.  Related Party Transactions

Certain administrative functions are provided for the Company by Advantica. The Company is allocated a portion of Advantica's administrative expenses based upon services received. These allocations, which are in addition to management fees equal to one percent of revenues payable to Advantica under the management services agreement, are included in operating expenses and totaled $0.6 million and $1.9 million for the quarter and three quarters ended September 26, 2001 and $0.6 million and $1.9 million for the quarter and three quarters ended September 27, 2000, respectively. Payment of the fees to Advantica cannot occur unless certain financial targets are met as described in FRD's Senior Notes indenture and in the Coco's/Carrows Credit Facility. Advantica's method of allocating these expenses is not the only reasonable method and other reasonable methods of allocation might produce different results.

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


                                               Quarter              Quarter         Three Quarters        Three Quarters
                                                Ended                Ended               Ended               Ended
                                           September 26, 2001   September 27, 2000  September 26, 2001  September 27, 2000
                                           ------------------   ------------------  ------------------  ------------------
(In thousands)
Revenue
Coco's                                         $  48,665           $  51,832           $ 149,659           $ 161,333
Carrows                                           39,058              39,100             115,372             118,100
                                               ---------           ---------           ---------           ---------
Total consolidated revenue                     $  87,723           $  90,932           $ 265,031           $ 279,433
                                               =========           =========           =========           =========

EBITDA as defined
Coco's                                         $   2,713           $   3,760           $   9,293           $  15,539
Carrows                                            3,190               3,351               8,508              11,210
                                               ---------           ---------           ---------           ---------
Total consolidated EBITDA as defined               5,903               7,111              17,801              26,749
Depreciation and amortization expense             (5,365)            (11,445)            (19,226)            (35,422)
Management fees to Advantica                        (871)               (904)             (2,633)             (2,778)
Other charges:
   Interest expense, net                          (1,879)             (6,002)             (8,065)            (18,844)
   Other, net                                         41                  (1)               (117)                 40
Reorganization items                                (109)                 --                (846)                 --
                                               ---------           ---------           ---------           ---------
Consolidated loss before income taxes          $  (2,280)          $ (11,241)          $ (13,086)          $ (30,255)
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

Also in July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets," which will be effective for the Company beginning December 27, 2001, the first day of its 2002 fiscal year. SFAS 142 requires the Company, among other things, to discontinue goodwill amortization. In addition, the standard provides for reclassifying certain existing recognized intangibles as goodwill, reassessing the useful lives of existing recognized intangibles, reclassifying certain intangibles out of previously reported goodwill and identifying reporting units for purposes of assessing potential future impairments of goodwill. SFAS 142 also requires the Company to complete a transitional goodwill impairment test within six months from the date of adoption. The Company is currently assessing but has not yet determined the impact of SFAS 142 on its financial position and results of operations.

In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 supersedes Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of APB 30 related to the disposal of a segment of a business. SFAS 144 will be effective for the Company beginning December 27, 2001, the first day of its 2002 fiscal year. The Company is currently assessing but has not yet determined the impact of adopting SFAS 144 on its financial position and results of operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to highlight significant changes in financial position as of September 26, 2001 compared to December 27, 2000 and the results of operations for the quarter and three quarters ended September 26, 2001 compared to the quarter and three quarters ended September 27, 2000. The forward-looking statements included in Management's Discussion and Analysis of Financial Condition and Results of Operations, which reflect management's best judgment based on factors currently known, involve risks, uncertainties, and other factors which may cause the actual performance of FRD and its subsidiaries and underlying concepts to be materially different from the performance indicated or implied by such statements. Such factors include, among others: the outcome of FRD's pending Chapter 11 proceeding, divestiture efforts and related matters described herein; competitive pressures from within the restaurant industry; the level of success of the Company's operating initiatives and advertising and promotional efforts, including the initiatives and efforts specifically mentioned herein; adverse publicity; changes in business strategy or development plans; terms and availability of capital; regional weather conditions; overall changes in the general economy, particularly at the retail level; and other factors included in the discussion below, in Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Annual Report on Form 10-K for the year ended December 27, 2000 and in Exhibit 99 thereto.

Results of Operations

Quarter Ended September 26, 2001 Compared to Quarter Ended September 27, 2000
-----------------------------------------------------------------------------

The table below summarizes restaurant unit activity for the quarter ended September 26, 2001:

                                    Ending         Units           Units           Ending              Ending
                                    Units         Opened/          Sold/            Units               Units
                                June 27, 2001    Acquired         Closed      September 26, 2001  September 27, 2000
                                -------------    --------         ------      ------------------  ------------------

Coco's
    Company-owned units             142              --               (1)             141                144
    Franchised units                 36               2               --               38                 36
    Licensed units                  300               1               (1)             300                300
                                   ----            ----             ----             ----               ----
                                    478               3               (2)             479                480
                                   ----            ----             ----             ----               ----
Carrows
    Company-owned units             113              --               --              113                116
    Franchised units                 29              --               --               29                 28
                                   ----            ----             ----             ----               ----
                                    142              --               --              142                144
                                   ----            ----             ----             ----               ----
                                    620               3               (2)             621                624
                                   ====            ====             ====             ====               ====


Coco's
------


                                                                         Quarter Ended
                                                            ---------------------------------------           %
                                                            September 26, 2001   September 27, 2000   Increase/(Decrease)
                                                            ------------------   ------------------   -------------------
($ in millions, except average unit data)
Total systemwide sales                                          $  145.5              $  161.6              (10.0)
                                                                ========              ========

Net company sales                                               $   47.2              $   50.2               (6.0)
Franchise and licensing revenue                                      1.4                   1.6              (12.5)
                                                                --------              --------
   Total revenue                                                    48.6                  51.8               (6.2)
                                                                --------              --------
Operating expenses:
   Amortization of reorganization value in excess of
      amounts allocable to identifiable assets                        --                   2.5                 NM
   Other                                                            49.6                  52.5               (5.5)
                                                                --------              --------
   Total operating expenses                                         49.6                  55.0               (9.8)
                                                                --------              --------
Operating loss                                                  $   (1.0)             $   (3.2)                NM
                                                                ========              ========

EBITDA as defined                                               $    2.7              $    3.8              (28.9)

Average unit sales:
   Company-owned                                                 336,600               351,300               (4.2)
   Franchised                                                    327,300               333,700               (1.9)

Company-owned data:
   Same-store sales decrease                                      (4.9)%                (5.1)%
   Guest check average increase (decrease)                         4.1 %                (0.1)%
--------------------------
NM = Not meaningful


Coco's net company sales for the third quarter of 2001 decreased $3.0 million (6.0%) compared to the prior year quarter, primarily resulting from a 4.9% decrease in same-store sales. Lower same-store sales resulted from a decrease in customer traffic partially offset by a higher guest check average. Franchise and licensing revenue decreased $0.2 million (12.5%), primarily due to a decrease in revenue from the licensed restaurants in Japan resulting from a weaker yen exchange rate in the current year compared to the prior year.

Coco's operating expenses decreased $5.4 million (9.8%) compared to the prior year quarter. Excluding the impact of a $2.5 million decrease in amortization of excess reorganization value, operating expenses decreased $2.9 million over the prior year quarter. This decrease resulted primarily from lower same-store sales. As a percentage of sales, operating expenses increased primarily due to higher utility costs. The decrease in amortization of excess reorganization value from the prior year quarter resulted from an impairment charge to reorganization value recorded in the fourth quarter of 2000.

EBITDA as defined decreased $1.1 million (28.9%) compared to the prior year quarter as a result of the factors noted in the preceding paragraphs, excluding the decrease in amortization expense.

Coco's operating loss decreased $2.2 million compared to the prior year quarter as a result of the factors noted above.

Carrows
-------


                                                                         Quarter Ended
                                                            ---------------------------------------           %
                                                            September 26, 2001   September 27, 2000   Increase/(Decrease)
                                                            ------------------   ------------------   -------------------
($ in millions, except average unit data)
Total systemwide sales                                          $   45.2              $   45.2               --
                                                                ========              ========

Net company sales                                               $   38.5              $   38.5               --
Franchise revenue                                                    0.6                   0.6               --
                                                                --------              --------
   Total revenue                                                    39.1                  39.1               --
                                                                --------              --------
Operating expenses:
   Amortization of reorganization value in excess
      of amounts allocable to identifiable assets                     --                   2.2               NM
   Other                                                            38.5                  38.9             (1.0)
                                                                --------              --------
   Total operating expenses                                         38.5                  41.1             (6.3)
                                                                --------              --------
Operating income (loss)                                         $    0.6              $   (2.0)              NM
                                                                ========              ========

EBITDA as defined                                               $    3.2              $    3.3             (3.0)

Average unit sales (in thousands):
   Company-owned                                                 338,800               329,800              2.7
   Franchised                                                    241,800               245,400             (1.5)

Company-owned data:
   Same-store sales increase (decrease)                             2.1%                (4.7)%
   Guest check average increase                                     4.0%                 5.1 %
--------------------------
NM = Not meaningful


Carrows' net company sales for the third quarter of 2001 remained flat primarily due to an increase in same-store sales offset by a decrease in company-owned restaurants. Higher same-store sales resulted from an increase in guest check averages, partially offset by a decrease in customer traffic. Franchise revenue remained flat compared to the prior year quarter.

Carrows' operating expenses decreased $2.6 million (6.3%) compared to the prior year quarter. Excluding the impact of a $2.2 million decrease in amortization of excess reorganization value, operating expenses decreased $0.4 million over the prior year quarter. As a percentage of sales, operating expenses increased primarily due to higher utility costs. The decrease in amortization of excess reorganization value from the prior year quarter resulted from an impairment charge to reorganization value recorded in the fourth quarter of 2000.

EBITDA as defined decreased $0.1 million (3.0%) compared to the prior year quarter as a result of the factors noted in the preceding paragraphs, excluding the decrease in amortization expense.

Carrows' operating income increased $2.6 million compared to the prior year quarter as a result of the factors noted above.

FRD Consolidated

The Company's consolidated EBITDA as defined decreased $1.2 million (16.9%) for the third quarter of 2001 compared to the third quarter of 2000. This decrease is a result of the factors discussed in the preceding paragraphs.

Consolidated interest expense, net, decreased $4.1 million (68.7%) from $6.0 million in the prior year quarter to $1.9 million in the current year quarter. The decrease is due primarily to the automatic stay of interest payments related to the bankruptcy proceedings. Contractual interest for the quarter ended September 26, 2001 was $6.3 million.

The provision for income taxes from continuing operations for the quarter ended September 26, 2001 has been computed based on management's estimate of the annual effective income tax rate applied to loss before taxes. The Company recorded an income tax provision reflecting an approximate rate of 4.0% for the quarter ended September 26, 2001 compared to a provision reflecting an approximate rate of 1.0% for the quarter ended September 27, 2000.

The decrease in consolidated net loss of $9.0 million in comparison to the prior year quarter is a result of the items previously discussed.

Three Quarters Ended September 26, 2001 Compared to Three Quarters
------------------------------------------------------------------
Ended September 27, 2000
------------------------

Coco's
------


                                                                     Three Quarters Ended
                                                            ---------------------------------------           %
                                                            September 26, 2001   September 27, 2000   Increase/(Decrease)
                                                            ------------------   ------------------   -------------------
($ in millions, except average unit data)
Total systemwide sales                                          $    418.1           $    463.8              (9.9)
                                                                ==========           ==========

Net company sales                                               $    145.6           $    156.8              (7.1)
Franchise and licensing revenue                                        4.1                  4.5              (8.9)
                                                                ----------           ----------
   Total revenue                                                     149.7                161.3              (7.2)
                                                                ----------           ----------
Operating expenses:
   Amortization of reorganization value in excess
      of amounts allocable to identifiable assets                       --                  7.5                NM
   Other                                                             153.5                159.6              (3.8)
                                                                ----------           ----------
   Total operating expenses                                          153.5                167.1              (8.1)
                                                                ----------           ----------
Operating loss                                                  $     (3.8)          $     (5.8)               NM
                                                                ==========           ==========

EBITDA as defined                                               $      9.3           $     15.5             (40.0)

Average unit sales:
   Company-owned                                                 1,029,400            1,089,100              (5.5)
   Franchised                                                      982,100            1,007,800              (2.6)

Company-owned data:
   Same-store sales decrease                                        (6.0)%               (1.7)%
   Guest check average increase                                      2.5 %                3.3 %
--------------------------
NM = Not meaningful


Coco's net company sales for the three quarters ended September 26, 2001 decreased $11.2 million (7.1%) compared to the prior year period, primarily resulting from a 6.0% decrease in same-store sales. Lower same-store sales resulted from a decrease in customer traffic partially offset by a higher guest check average. Franchise and licensing revenue decreased $0.4 million (8.9%), primarily due to a decrease in revenue from the licensed restaurants in Japan resulting from a weaker yen exchange rate in the current year compared to the prior year.

Coco's operating expenses decreased $13.6 million (8.1%) compared to the prior year comparable period. Excluding the impact of a $7.5 million decrease in amortization of excess reorganization value, operating expenses decreased $6.1 million over the prior year comparable period. The decrease resulted primarily from lower same-store sales. As a percentage of sales, operating expenses increased primarily due to higher payroll costs resulting from staffing requirements and wage rate pressures and to increased utility costs. In addition, the prior year period also benefited from $1.5 million of reductions in workers' compensation and general liability accruals resulting from improved actuarial trends. The decrease in amortization of excess reorganization value from the prior year period resulted from an impairment charge to reorganization value recorded in the fourth quarter of 2000.

EBITDA as defined decreased $6.2 million (40.0%) compared to the prior year comparable period as a result of the factors noted in the preceding paragraphs, excluding the decrease in amortization expense.

Coco's operating loss decreased $2.0 million compared to the prior year period as a result of the factors noted above.

Carrows
-------


                                                                     Three Quarters Ended
                                                            ---------------------------------------           %
                                                            September 26, 2001   September 27, 2000   Increase/(Decrease)
                                                            ------------------   ------------------   -------------------
($ in millions, except average unit data)
Total systemwide sales                                          $  134.0             $  137.5                (2.5)
                                                                ========             ========

Net company sales                                               $  113.5             $  116.2                (2.3)
Franchise revenue                                                    1.9                  1.9                  --
                                                                --------             --------
   Total revenue                                                   115.4                118.1                (2.3)
                                                                --------             --------
Operating expenses:
   Amortization of reorganization value in excess
      of amounts allocable to identifiable assets                     --                  6.6                  NM
   Other                                                           115.6                117.2                (1.4)
                                                                --------             --------
   Total operating expenses                                        115.6                123.8                (6.6)
                                                                --------             --------
Operating loss                                                  $   (0.2)            $   (5.7)                 NM
                                                                =========            ========

EBITDA as defined                                               $    8.5             $   11.2               (24.1)

Average unit sales (in thousands):
   Company-owned                                                 999,100              991,900                 0.7
   Franchised                                                    733,600              763,200                (3.9)

Company-owned data:
   Same-store sales decrease                                      (0.3)%               (2.5)%
   Guest check average increase                                    3.3 %                7.0 %
--------------------------
NM = Not meaningful


Carrows' net company sales for the three quarters ended September 26, 2001 decreased $2.7 million (2.3%) compared to the prior year period. The decrease is primarily the result of a decrease in traffic partially offset by a higher guest check average. Franchise revenue remained flat compared to the prior year comparable period.

Carrows' operating expenses decreased $8.2 million (6.6%) compared to the prior year comparable period. Excluding the impact of a $6.6 million decrease in amortization of excess reorganization value, operating expenses decreased $ 1.6 million over the prior year period. As a percentage of sales, operating expenses increased primarily due to higher payroll costs resulting from staffing requirements and wage rate pressures and to increased utility costs. In addition, the prior year period benefited from $1.3 million of reductions in workers' compensation and general liability accruals resulting from improved actuarial trends. The decrease in amortization of excess reorganization value from the prior year period resulted from an impairment charge to reorganization value recorded in the fourth quarter of 2000.

EBITDA as defined decreased $2.7 million (24.1%) compared to the prior year comparable period as a result of the factors noted in the preceding paragraphs, excluding the decrease in amortization expense.

Carrows' operating loss decreased $5.5 million compared to the prior year period as a result of the factors noted above.

FRD Consolidated

The Company's consolidated EBITDA as defined decreased $8.9 million (33.5%) for the three quarters ended September 26, 2001 compared to the prior year period. This decrease is a result of the factors discussed in the preceding paragraphs.

Consolidated interest expense, net, decreased $10.8 million (57.2%) from $18.8 million in the prior year period to $8.0 million in the current year period. The decrease is due primarily to the automatic stay of interest payments related to the bankruptcy proceedings. Contractual interest for the period ended September 26, 2001 was $19.2 million.

The provision for income taxes from continuing operations for the three quarters ended September 26, 2001 has been computed based on management's estimate of the annual effective income tax rate applied to loss before taxes. The Company recorded an income tax provision reflecting an approximate rate of 2.1% for the three quarters ended September 26, 2001 compared to a provision reflecting an approximate rate of 1.0% for the three quarters ended September 27, 2000.

The decrease in consolidated net loss of $17.2 million in comparison to the prior year period is a result of the items previously discussed.

Liquidity and Capital Resources

On January 16, 2001, FRD elected not to make the interest payment due (and all subsequent interest payments to date) with respect to its Senior Notes. The 30-day grace period provided by the indenture governing the Senior Notes' interest payments expired on February 15, 2001, the day after FRD filed its voluntary Chapter 11 petition. As a result of this nonpayment, and as a result of FRD's Chapter 11 filing on February 14, 2001, FRD is in default under the indenture governing the Senior Notes (see Notes 2, 3 and 5). As described in more detail in Note 2, the bankruptcy filing operates as an automatic stay of all collection and enforcement actions by the holders of the Senior Notes with respect to FRD's failure to make the interest payments when due.

FRD's Chapter 11 filing is intended to preserve and maximize the going concern value of FRD's operating subsidiaries by allowing them to continue to operate in the ordinary course of business, without the need to commence Chapter 11 cases of their own. The events leading to FRD's Chapter 11 filing include the continued deterioration of the performance of FRD's operating subsidiaries due to increased competition, outdated facilities and unfavorable industry trends and the failure to make the interest payments discussed above. These matters raise substantial doubt about FRD's ability to continue as a going concern. FRD's continued existence is dependent upon several factors including its ability to sell its operating subsidiaries or restructure its liabilities through the bankruptcy process. In connection with this process, FRD is consulting with the official committee of unsecured creditors that has been formed and Denny's, Inc. (another wholly owned subsidiary of Advantica) as the senior secured lender under the Coco's/Carrows Credit Facility (see Note 5).

Throughout 2001, FRD has continued its efforts to sell its operating subsidiaries with the goal of maximizing value to creditors. From shortly before the Petition Date to the present, FRD has received various proposals from several interested parties related to a sale of the stock of FRD's subsidiaries. However, none of the proposals has resulted in a definitive agreement. The process has taken longer than expected, due in part to procedural and legal constraints inherent in the bankruptcy filing. FRD and its subsidiaries intend to consummate a sale transaction or restructuring without the need for the operating subsidiaries to also commence Chapter 11 cases. No assurance can be given, however, that FRD's subsidiaries will not be required to commence Chapter 11 cases in the future.

Certain of FRD's operating subsidiaries have a $70 million senior secured credit facility (i.e., the Coco's/Carrows Credit Facility) owed to Denny's, Inc., consisting of a $30 million term loan and a $40 million revolving credit facility. FRD's operating subsidiaries were not in compliance with certain financial covenants under the Coco's/Carrows Credit Facility for the quarter ended September 26, 2001, and therefore, the debt to Denny's, Inc. is classified as a current liability.

At September 26, 2001 and December 27, 2000, the Company had working capital deficits of $68.4 million and $69.2 million, respectively. The Company is able to operate with a substantial working capital deficit because: (1) restaurant operations are conducted on a cash (and cash equivalent) basis with a low level of accounts receivable, (2) rapid turnover allows a limited investment in inventories; and (3) accounts payable for food, beverages, and supplies usually become due after the receipt of cash from related sales. The Company intends to continue to operate with working capital deficits.

Capital expenditures for the three quarters ended September 26, 2001 totaled $3.3 million, of which approximately $0.1 million was financed through capital leases. These amounts were expended primarily to maintain existing facilities and replace equipment. Capital expenditures for the fiscal year 2001 are expected to total approximately $5.0 million to $7.0 million; however, the Company is not committed to spending this amount and could spend less if circumstances warrant.

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

Also in July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets," which will be effective for the Company beginning December 27, 2001, the first day of its 2002 fiscal year. SFAS 142 requires the Company, among other things, to discontinue goodwill amortization. In addition, the standard provides for reclassifying certain existing recognized intangibles as goodwill, reassessing the useful lives of existing recognized intangibles, reclassifying certain intangibles out of previously reported goodwill and identifying reporting units for purposes of assessing potential future impairments of goodwill. SFAS 142 also requires the Company to complete a transitional goodwill impairment test within six months from the date of adoption. The Company is currently assessing but has not yet determined the impact of SFAS 142 on its financial position and results of operations.

In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 supersedes Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of APB 30 related to the disposal of a segment of a business. SFAS 144 will be effective for the Company beginning December 27, 2001, the first day of its 2002 fiscal year. The Company is currently assessing but has not yet determined the impact of adopting SFAS 144 on its financial position and results of operations.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company's market risk exposure at September 26, 2001 is consistent with the types of market risk and amount of exposure presented in its Annual Report on Form 10-K for the year ended December 27, 2000.


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

Item 6.   Exhibits and Reports on Form 8-K.

b. On September 6, 2001, the Company filed a report on Form 8-K reporting under Item 5 that on August 10, 2001, FRD entered into a letter of intent with Lyon's of California, Inc. ("Lyon's"), with respect to the purchase and sale of all of the outstanding capital stock of FRI-M which operates the Coco's and Carrows restaurant chains.

     On September 21, 2001, the Company filed a report on Form 8-K reporting under Item 5 that on September 19, 2001, the letter of intent entered into between FRD and Lyon's terminated pursuant to its own terms. Additionally, the Company reported that on September 20, 2001, FRD entered into a letter of intent with Coco's and Carrows Acquisition Company ("CCAC") with respect to the purchase and sale of all the outstanding capital stock of FRI-M.

     On October 15, 2001, the Company filed a report on Form 8-K reporting under
     Item 5 that on October 11, 2001, the letter of intent entered into between FRD and CCAC terminated in accordance with its own terms following an extension of time.

     No financial statements were required to be included and were not included in any of these Form 8-K filings.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     FRD ACQUISITION CO.



Date: November 7, 2001               By:      /s/David O. Devoy
                                         -------------------------------------
                                         David O.  Devoy
                                         President and Chief Financial Officer
                                         (Duly authorized officer of
                                         registrant/principal financial officer)