Form 10-K405
period 2001-12-26
FRD ACQUISITION CO
filed 2002-03-26
CIK 1017916

===============================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C 20549
                                    FORM 10-K
                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

(Mark One)

   [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 26, 2001

                                       OR

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from              to
                                        ------------    --------------

Commission file number 333-07601

                               FRD ACQUISITION CO.
             (Exact name of registrant as specified in its charter)

            DELAWARE                                      57-1040952
   (State or other jurisdiction                         (I.R.S. employer
of incorporation or organization)                    identification number)

 3355 MICHELSON DRIVE, SUITE 350                             92612
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of March 15, 2002, 1,000 shares of registrant's common stock, $0.10 par value per share, were outstanding, all of which were owned by the registrant's parent, Advantica Restaurant Group, Inc.

================================================================================

                                TABLE OF CONTENTS


                                                                                                               Page
                                                                                                               ----
PART I
Item 1.       Business                                                                                            1
Item 2.       Properties                                                                                          7
Item 3.       Legal Proceedings                                                                                   7
Item 4.       Submission of Matters to a Vote of Security Holders                                                 8

PART II
Item 5.       Market for Registrant's Common Equity and Related Stockholder Matters                               8
Item 6.       Selected Financial Data                                                                             8
Item 7.       Management's Discussion and Analysis of Financial Condition and Results of Operations              10
Item 7A.      Quantitative and Qualitative Disclosures about Market Risk                                         22
Item 8.       Financial Statements and Supplementary Data                                                        22
Item 9.       Changes in and Disagreements with Accountants on Accounting and Financial Disclosure               23

PART III
Item 10.      Directors and Executive Officers of the Registrant                                                 23
Item 11.      Executive Compensation                                                                             25
Item 12.      Security Ownership of Certain Beneficial Owners and Management                                     27
Item 13.      Certain Relationships and Related Transactions                                                     28
PART IV
Item 14.      Exhibits, Financial Statement Schedules and Reports on Form 8-K                                    29

INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE                                                  F-1

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

                                     PART I

ITEM 1. BUSINESS

INTRODUCTION

FRD Acquisition Co. ("FRD" or, together with its subsidiaries and including its predecessor, as applicable, the "Company") was incorporated in February 1996 as a wholly owned subsidiary of the predecessor of Advantica Restaurant Group, Inc. ("Advantica"). Through its wholly owned subsidiary FRI-M Corporation ("FRI-M"), at December 26, 2001, the Company operated 251 restaurants owned or leased by the Company and franchised 68 restaurants, principally under the Coco's and Carrows names. Approximately 89% of the company-owned restaurants are located in California, which management believes makes the Company one of the largest family-style restaurant operators in California, both in terms of sales volume and number of restaurants. Coco's and Carrows restaurants have been in existence for 50 and 30 years, respectively. In addition to its domestic operations, at year end the Company was the licensor of 298 Coco's restaurants located primarily in Japan and South Korea.

On January 7, 1998 (the "Effective Date"), Advantica's predecessor, Flagstar Companies, Inc. ("FCI"), and its wholly owned subsidiary, Flagstar Corporation ("Flagstar"), emerged from proceedings under Chapter 11 of the United States Code (the "Bankruptcy Code") pursuant to FCI's and Flagstar's Amended Joint Plan of Reorganization dated as of November 7, 1997. On the Effective Date, Flagstar merged with and into FCI, the surviving corporation, and FCI changed its name to Advantica Restaurant Group, Inc. FCI's operating subsidiaries, including the Company, did not file bankruptcy petitions and were not parties to the Chapter 11 proceedings. As of the Effective Date, Advantica adopted fresh start reporting pursuant to the guidance provided by the American Institute of Certified Public Accountants' Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90- 7"). Advantica "pushed down" the impact of fresh start reporting to its operating subsidiaries, including the Company. Further discussion of the adoption of fresh start reporting is included in "Selected Financial Data."

On February 17, 2000, Advantica announced that it would begin exploring the sale of FRD's operating subsidiaries.

2001 RESTRUCTURING

On February 14, 2001, FRD filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"), Case No. 01-0436-PJW. None of the Company's operating subsidiaries are a party to or are included in these Chapter 11 proceedings. FRD is currently operating its business as a debtor-in-possession pursuant to Sections 1107(a) and 1108 of the Bankruptcy Code and subject to the jurisdiction of the Bankruptcy Court. The financial statements of the Company have been prepared on a going concern basis, which contemplates the continuity of operations, the realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business.

FRD's Chapter 11 filing is intended to preserve and maximize the going concern value of FRD's operating subsidiaries by allowing them to continue to operate in the ordinary course of business, without the need to commence Chapter 11 cases of their own. The events leading to FRD's Chapter 11 filing include the continued deterioration of the performance of FRD's operating subsidiaries due to increased competition, outdated facilities and unfavorable industry trends. As a result, FRD elected not to make the scheduled January 16, 2001 interest payment (and all subsequent interest payments to date) due on its prepetition 12.5% Senior Notes due July 15, 2004 (the "Senior Notes").

Pursuant to Section 362 of the Bankruptcy Code, the commencement of FRD's Chapter 11 case operates as an automatic stay of the following: (1) commencement or continuation of a judicial, administrative or other proceeding against FRD that was or could have been commenced prior to commencement of the Chapter 11 case; (2) enforcement of any judgments against FRD that arose before the commencement of the Chapter 11 case; (3) the taking of any action to obtain possession of or to exercise control over FRD's property; (4) the creation, perfection or enforcement of any lien against FRD's property; (5) the taking of any action to collect, assess or recover a claim against FRD that arose prior to the commencement of the Chapter 11 case; or (6) the setoff of any debt owing to FRD that arose prior to commencement of the Chapter 11 case against a claim held by such creditor of or party-in-interest against FRD that arose before the commencement of the Chapter 11 case. Any entity may apply to the Bankruptcy Court for relief from the automatic stay to allow enforcement of any of the aforesaid remedies that are automatically stayed by operation of law at the commencement of the Chapter 11 case.

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

On February 19, 2002, FRD, FRI-M, Coco's and Carrows, along with Advantica and its wholly owned subsidiary Denny's, Inc. ("Denny's"), entered into a stipulation and agreement of settlement (the "Settlement Agreement") with the official committee of unsecured creditors of FRD seeking to resolve various disputes relating to the administration of FRD's pending bankruptcy case. The Settlement Agreement sets forth, among other things, terms under which the expenses incurred by FRD in connection with the Chapter 11 case, including but not limited to fees and expenses of counsel and advisors for FRD and the official committee of unsecured creditors, will be paid by FRD's subsidiaries. See "Management's Discussion and Analysis - Liquidity and Capital Resources" and Notes 1 and 9 to the accompanying Consolidated Financial Statements for additional information.

The Company's financial statements for the year ended December 26, 2001 have been presented in conformity with SOP 90-7. In accordance with SOP 90-7, all prepetition liabilities of FRD that are subject to compromise through this bankruptcy proceeding are segregated in the Company's Consolidated Balance Sheets as "liabilities subject to compromise." These liabilities are recorded at the amounts expected to be allowed as claims by the Bankruptcy Court rather than estimates of the amounts for which those allowed claims may be settled as a result of any plan of reorganization approved by the Bankruptcy Court. See Note 1 to the accompanying Consolidated Financial Statements for more information.

RESTAURANTS

The Company's restaurants offer an extensive menu of moderately priced breakfast, lunch and dinner items and are typically open either 18 or 24 hours a day. Both Coco's and Carrows restaurants provide casual sit-down dining experiences and emphasize consistently high quality food with friendly and efficient service.

While the Coco's and Carrows concepts appeal to many of the same broad-based customers, they are positioned, as described below, to target distinct groups within the family-style category. For a breakdown of the revenues contributed by each concept (and other related segment disclosures) for the last three years, see its corresponding section of "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 15 to the accompanying Consolidated Financial Statements.

COCO'S

Coco's is a bakery restaurant chain operating primarily in California as well as Japan, South Korea and the United Arab Emirates. Coco's is a regional family restaurant chain which has distinguished itself in the family-style dining category by offering a wide variety of innovative entrees and specialty bakery items not typically offered at family restaurants. Coco's current menu embraces today's emerging food trends with creative and diverse offerings as well as traditional favorites. Coco's is recognized for its high-quality food, reasonable prices and consistent service. Signature entrees, along with fresh-baked pies, muffins and cookies have become a trademark of Coco's.

At December 26, 2001, the Coco's chain consisted of 139 company-owned, 38 domestic franchised and 298 internationally licensed restaurants. The initial fee for a single Coco's franchise in the United States is $35,000, and the current royalty payment rate is 4% of net sales. Initial fees and royalties for licensed restaurants are negotiated under separate licensing agreements which generally carry lower royalty rates than franchised restaurants.

The restaurants are generally open 18 hours a day. Coco's restaurants have uniform menus within the United States and serve breakfast, lunch and dinner. Lunch and dinner dayparts are Coco's strongest, comprising approximately 39% and 41% of 2001 sales, respectively. In 2001, the average guest check was $7.82, with average company-owned unit sales of approximately $1.4 million. Coco's restaurants employed approximately 5,800 people at December 26, 2001.

CARROWS

Carrows is a full-service, regional family dining restaurant chain specializing in traditional American meals and a variety of specialty items, many of which are inspired by Carrows' Santa Barbara, California heritage. Generous portions, good value and friendly, attentive service in a comfortable atmosphere give Carrows its special appeal.

The Carrows menu is always current, but not trendy and features signature recipes such as its Southwest Crispy Rolls, Beef Stew in a Bread Bowl, Southwest Chicken Salad, Mile High(TM) Sandwiches and Shrimp Scampi Pasta. From hearty breakfasts, to lunches and dinners that rival the quality and flavor of those found at casual dinner-houses, Carrows offers great-tasting food in generous portions.

At December 26, 2001, the Carrows chain consisted of 112 company-owned and 30 domestic franchised restaurants. The initial fee for a single Carrows domestic franchise is $35,000 and the current royalty payment rate is 4% of net sales.

The restaurants are generally open 18 hours a day. Lunch and dinner dayparts (including "late night") are Carrows' strongest, comprising approximately 35% and 44% of 2001 sales, respectively. In 2001, the average guest check was $7.47, with average company-owned unit sales of approximately $1.3 million. Carrows' restaurants employed approximately 4,100 people at December 26, 2001.

SITE SELECTION

The Company's franchise development group is responsible for identifying and securing new franchised locations. The franchise development group works closely with real estate brokers in the Company's existing markets who are familiar with the Company's needs and selection criteria. In general, the Company's restaurants are located in high-traffic commercial areas with a substantial surrounding residential base within a three-mile radius. The commercial traffic typically provides the Company's weekday breakfast and lunch clientele while the residential traffic accounts for a majority of the Company's dinner and weekend business. The location and concentration of its restaurants allow it to realize certain economies of scale in advertising, distribution and field supervision. Sites are evaluated on the basis of a variety of factors, including demographic data, land use and environmental restrictions, competition in the area, ease of access, visibility, availability of parking and proximity to a major traffic generator such as a shopping mall, office complex, stadium or university.

OPERATIONS AND MANAGEMENT

RESTAURANT MANAGEMENT AND EMPLOYEE STRUCTURE. The Company's restaurant management field structure is currently comprised of one vice president of operations, who oversees approximately 30 district managers. Each district manager, in turn, oversees seven to ten restaurants. A general manager, associate manager and assistant manager are employed at each Coco's and Carrows restaurant to manage day-to-day operations, including customer relations, food service, cost control, restaurant maintenance, hiring and training of restaurant employees, and the implementation of all Company policies. Coco's and Carrows restaurants typically operate with a staff of 40 employees for lower volume restaurants to 70 employees for higher volume restaurants. The average restaurant employs approximately 45 to 55 employees, and a majority of the restaurant level employees work part-time.

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

MENUS

COCO'S MENU STRATEGY. The Company's menu strategy for Coco's is to embrace today's emerging food trends with creative and diverse offerings as well as traditional favorites. In addition, selections are created which highlight the bakery heritage of the brand and are designed to deliver distinctive visual and taste appeal.

CARROWS' MENU STRATEGY. The Company's menu strategy for Carrows is to offer a consistent quality and variety of traditional American favorites which emphasize the brand's signature products. Carrows plans to continue offering great-tasting food in generous portions and satisfying the needs of the family-style segment customer.

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

The Company is subject to federal and state laws governing matters such as minimum wages, overtime and other working conditions. At December 26, 2001, the majority of the Company's employees were paid at minimum wage. Accordingly, increases in the minimum wage or decreases in the allowable tip credit (which reduces the minimum wage paid to tipped employees in certain states) increase the Company's labor costs. This is especially true for the Company's operations in California, where there is no tip credit. The California minimum wage increased from $5.75 to $6.25 per hour on January 1, 2001 and increased to $6.75 per hour on January 1, 2002. Employers must pay the higher of the federal or state minimum wage. The Company has attempted to offset increases in the minimum wage through pricing and various cost control efforts; however, there can be no assurance that the Company or its franchisees can continue to pass on such cost increases to its customers in the future.

ENVIRONMENTAL MATTERS

Federal, state and local environmental laws and regulations have not historically had a material impact on the operations of the Company; however, the Company cannot predict the effect on its operations of possible future environmental legislation or regulations.

EMPLOYEES

At December 26, 2001, the Company had approximately 9,900 employees, none of whom were covered by union contracts. Many of the Company's restaurant employees work part-time and many are paid at or slightly above minimum wage levels. The Company has experienced no significant work stoppages and believes that its relationship with its employees is satisfactory.

ITEM 2. PROPERTIES

The Company's restaurants are free standing units ranging from 4,900 to 5,900 square feet allowing them to accommodate 120 to 180 guests. The number and location of the Company's restaurants as of December 26, 2001 are presented below:


                                   COCO'S                         CARROWS
                         --------------------------      ---------------------------
                                         Franchise/                       Franchise/
STATE/COUNTRY              Owned          Licensed         Owned          Licensed
                         ----------      ----------      ----------      ----------
Arizona                          18               2              --               5
California                      119              28             105              10
Colorado                         --               2              --              --
Indiana                           1(a)           --              --              --
Missouri                          1              --              --              --
Nevada                           --              --               5(b)            1
New Mexico                       --              --              --               4
Oregon                           --              --              --               7
Texas                            --              --               2               2
Washington                       --               6              --               1
Japan                            --             271              --              --
South Korea                      --              25              --              --
Other International              --               2              --              --
                         ----------      ----------      ----------      ----------
Total                           139             336             112              30
                         ==========      ==========      ==========      ==========

-------------------

(a)  This unit is a jojos restaurant, which is similar in format to Coco's.

(b)  Includes one Jeremiah's restaurant, a midscale family-steak restaurant.

Of the 251 restaurants operated by the Company as of December 26, 2001, the Company owned the land and building for 5, owned the building and leased the land for 39, and leased both land and building for the remaining 207 restaurants. Most of the leases provide for the payment of a base rent or approximately 5% to 6% of gross sales, whichever is greater. In addition to the restaurants, the Company leases 18,500 square feet of office space in Irvine, California for its corporate headquarters.

Substantially all of the Company's properties and assets are pledged to secure indebtedness under the Coco's/Carrows Credit Facility (as defined below). See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" and Note 9 to the Consolidated and Combined Financial Statements included herein.

ITEM 3. LEGAL PROCEEDINGS

On February 14, 2001, FRD filed a voluntary petition under Chapter 11 of the Bankruptcy Code in the U.S. Bankruptcy Court for the District of Delaware, Case No. 01-0436-PJW, to facilitate the divestiture of its Coco's and Carrows brands and to preserve their going concern value. FRD is the debtor-in-possession in the proceeding which excludes FRD's subsidiaries. Consequently, all of its subsidiaries, including the operating concepts Coco's and Carrows, are not part of FRD's Chapter 11 case. On February 19, 2002, FRD, FRI-M, Coco's and Carrows, along with Advantica and Denny's, entered into a Settlement Agreement with the official committee of unsecured creditors of FRD seeking to resolve various disputes relating to the administration of FRD's pending bankruptcy case. See "Management's Discussion and Analysis - Liquidity and Capital Resources" and Notes 1 and 9 to the accompanying Consolidated Financial Statements for additional information.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company is a wholly owned subsidiary of Advantica. As a result, there is no established public trading market for the Company's common stock and all per share data is omitted. As of March 15, 2002, 1,000 shares of the Company's common stock were outstanding, all of which are owned by Advantica.

Dividends were not paid by the Company during 1999, 2000 or 2001. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" and Note 9 to the accompanying Consolidated Financial Statements of the Company regarding certain restrictions on the payment of dividends.

ITEM 6. SELECTED FINANCIAL DATA

Set forth below are certain selected financial data for the fiscal year ended December 31, 1997, the one week ended January 7, 1998, the fifty-one weeks ended December 30, 1998 and the fiscal years ended December 29, 1999, December 27, 2000 and December 26, 2001. Such data have generally been derived from the Consolidated and Combined Financial Statements of FRD which have been audited. The following should be read in conjunction with the Consolidated Financial Statements and Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" presented elsewhere herein. Because FRD is a wholly owned subsidiary of Advantica, per share data is not meaningful and has been omitted.

                                             FRD Successor (a)                     FRD Emerged Successor (b)
                                        --------------------------  ------------------------------------------------------------
                                                         One         Fifty-One
                                             Year        Week          Weeks                    Fiscal Year Ended
                                            Ended        Ended         Ended      ----------------------------------------------
                                         December 31,   January 7,   December 30, December 29,     December 27,     December 26,
                                           1997 (c)      1998          1998          1999             2000              2001
                                        ------------  ------------  ------------  ------------     ------------     ------------
(In millions, except ratios)
Operating Statement Data:
   Operating revenues                     $ 492.5        $  8.4       $ 439.4       $ 389.8          $ 371.1          $ 351.0
   Operating income (loss)                   27.1            --         (19.1)        (91.6)(d)        (83.5)(d)        (11.1)(d)
   Net income (loss)                         (2.2)         33.1         (41.8)       (135.7)          (110.6)           (25.9)
   Ratio of earnings to fixed
     charges (e)                               --          61.5x           --            --               --               --
   Deficiency in the coverage of
     fixed charges by earnings before
     fixed charges (e)                        6.0            --          45.5         116.5            110.2             25.1
Balance Sheet Data (at end of period):
  Current assets                          $  28.5                      $ 19.2        $ 19.9          $  12.7 (f)      $  27.3
  Working capital deficit                   (68.7)                      (73.9)        (61.0)           (71.5)(f)        (69.6)
  Net property and equipment                117.3                       119.1         111.7             94.2 (f)         69.5
  Total assets                              371.5                       358.8         231.9            123.9            114.0
  Long-term debt, excluding current
     portion                                195.7                       182.7         207.2              7.3 (g)          4.7(g)

Other Data:
  EBITDA as defined (h)                   $  61.6        $  0.7        $ 60.6        $ 43.4          $  35.7          $  25.2
  Net cash flows provided by
     operating activities                    17.1           1.0          23.0           8.8              1.0             13.4
  Net cash flows provided by (used
     in) investing activities                (2.9)           --           5.9         (22.0)           (13.7)            (6.3)
  Net cash flows (used in) provided
     by financing activities                (19.4)         (6.5)        (26.6)         15.7              6.3              8.7

----------------------

(a) The FRD Successor selected financial data for the periods indicated represent the financial position and operations of FRD prior to January 7, 1998, when fresh start reporting was adopted (see (b) below).

(b) As discussed in the Introduction, FCI and Flagstar emerged from bankruptcy on January 7, 1998. The change in ownership of Advantica effected by the resulting financial restructuring required that Advantica apply fresh start reporting effective January 7, 1998 in accordance with SOP 90-7. Advantica "pushed down" the impact of fresh start reporting to the Company. Accordingly, all financial statements subsequent to January 7, 1998 are referred to as FRD Emerged Successor financial statements, as they reflect periods subsequent to the implementation of fresh start reporting and are not comparable to the FRD Successor financial statements for periods prior to January 7, 1998.

(c)      Fiscal year 1997 represents a 53-week period.

(d) Operating income for the years ended December 29, 1999, December 27, 2000, and December 26, 2001 reflect impairment charges of $60.5 million, $68.0 million and $8.6 million, respectively. For a discussion of these impairment charges, see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Results of Operations" and Note 6 in the accompanying Consolidated Financial Statements.

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

(f) Certain amounts have been reclassified to conform to the 2001 presentation.

(g) In accordance with SOP 90-7, long-term debt reflects $165.2 million and $164.9 million at December 27, 2000 and December 26, 2001, respectively, that was reclassified to liabilities subject to compromise as a result of the Chapter 11 filing. See Note 8 to the accompanying Consolidated Financial Statements.

(h) FRD defines "EBITDA" as operating income (loss) before depreciation, amortization, management fees payable to Advantica and charges for restructuring and impairment as follows:


                                              FRD SUCCESSOR                            FRD EMERGED SUCCESSOR
                                      ---------------------------   ------------------------------------------------------------
                                      FISCAL YEAR      ONE WEEK      FIFTY-ONE                    FISCAL YEAR ENDED
                                         ENDED           ENDED      WEEKS ENDED     --------------------------------------------
                                      DECEMBER 31,    JANUARY 7,    DECEMBER 30,    DECEMBER 29,    DECEMBER 27,    DECEMBER 26,
(In millions)                             1997           1998           1998            1999            2000           2001
                                      ------------   ------------   ------------    ------------    ------------    ------------
Operating income (loss)               $       27.1   $         --   $      (19.1)   $      (91.6)   $      (83.5)   $      (11.1)
Total amortization and depreciation           29.6            0.6           75.3            70.6            47.5            24.2
Management fees                                4.9            0.1            4.4             3.9             3.7             3.5
Total impairment charges                        --             --             --            60.5            68.0             8.6
                                      ------------   ------------   ------------    ------------    ------------    ------------
EBITDA as defined                     $       61.6   $        0.7   $       60.6    $       43.4    $       35.7    $       25.2
                                      ============   ============   ============    ============    ============    ============

       The Company believes that EBITDA as defined is a key internal measure used to evaluate the amount of cash flow available for debt repayment and funding of additional investments. EBITDA as defined is not a measure defined by accounting principles generally accepted in the United States of America and should not be considered as an alternative to net income or cash flow data prepared in accordance with accounting principles generally accepted in the United States of America. The Company's measure of EBITDA as defined may not be comparable to similarly titled measures reported by other companies, and although the definition of EBITDA in the Coco's/Carrows Credit Facility (as defined below) differs somewhat from the definition of "EBITDA as defined," the amount of FRD's EBITDA as defined has been the same as that calculated under the Coco's/Carrows Credit Facility since January 7, 1998.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with "Selected Financial Data" and the Consolidated Financial Statements and other more detailed financial information appearing elsewhere herein.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company's discussion and analysis of its financial condition and results of operations are based upon the Company's Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates, including those related to allowances for doubtful accounts, self-insurance liabilities, impairment of long-lived assets, income taxes, and contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions; however, the Company believes that its estimates, including those for the above-described items, are reasonable and that actual results will not vary significantly from the estimated amounts.

The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its Consolidated Financial Statements:

ALLOWANCES FOR DOUBTFUL ACCOUNTS. The Company maintains allowances for doubtful accounts primarily for estimated losses resulting from the inability of its franchisees to make required payments for franchise royalties, rent, advertising and notes receivable. In assessing recoverability of these receivables, the Company makes assumptions regarding the financial condition of the franchisees based primarily on past payment trends and periodic financial information which the franchisees are required to submit to the Company. If the financial condition of its franchisees were to deteriorate and result in an impairment of their ability to make payments, the Company may be required to increase its allowances by recording additional bad debt expense. Likewise, should the financial condition of its franchisees improve and result in payments or settlements of previously reserved amounts, the Company may be required to record a reduction in bad debt expense to reverse its allowances.

SELF-INSURANCE LIABILITIES. The Company records liabilities for insurance claims during periods in which it has been insured under large deductible programs or has been self-insured for its workers' compensation, general/product and automobile insurance liabilities. The liabilities for prior and current estimated incurred losses are discounted to their present value based on expected loss payment patterns determined by independent actuaries. If these patterns were to deteriorate, the Company may be required to increase its self-insurance liabilities by recording additional insurance expense. Likewise, should these patterns improve, the Company may be required to reduce its self-insurance liabilities by recording a reduction in insurance expense.

IMPAIRMENT OF LONG-LIVED ASSETS. The Company's long-lived assets include property and other intangible assets. The Company assesses impairment of long-lived assets whenever changes or events indicate that the carrying value may not be recoverable. It assesses impairment of restaurant-level assets based on the operating cash flows of the restaurant and its plans for restaurant closings. In performing the assessment, the Company must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates or their related assumptions change in the future, the Company may be required to record additional impairment charges. Impairment of reorganization value and other intangible assets recognized in 1999 and 2000 was evaluated based on future discounted cash flows. At December 27, 2000, all reorganization value and franchise rights intangible assets had been fully written off. See "New Accounting Standards."

INCOME TAXES. The Company records a valuation allowance to reduce its net deferred tax assets to the amount that is more likely than not to be realized. While the Company has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for its valuation allowance, in the event the Company was to determine that it would be able to realize its deferred tax assets in the future in an amount in excess of the net recorded amount, an adjustment to the deferred tax assets (except for the valuation allowance established in connection with the adoption of fresh start reporting on January 7, 1998 - see Note 10 to the accompanying Consolidated Financial Statements) would increase income in the period such determination was made.

CONTINGENCIES AND LITIGATION. In addition to FRD's bankruptcy proceeding described in "Legal Proceedings," the Company is subject to legal proceedings involving ordinary and routine claims incidental to its business as well as legal proceedings that are nonroutine and include compensatory or punitive damage claims. The Company's ultimate legal and financial liability with respect to such matters cannot be estimated with certainty and requires the use of estimates in recording liabilities for potential litigation settlements. If these estimates or the related facts and circumstances change in the future, the Company may be required to increase or reduce its settlement liabilities by recording additional legal expense or by recording a reduction in legal expense. See "Legal Proceedings."

RESULTS OF OPERATIONS

2001 RESTAURANT UNIT ACTIVITY


                          ENDING                                            ENDING
                          UNITS                                              UNITS
                        DECEMBER 27,       UNITS            UNITS         DECEMBER 26,
                           2000            OPENED        SOLD/CLOSED          2001
                        ------------    ------------     ------------     ------------
Coco's
    Company-owned                144              --               (5)             139
    Franchised units              35               3              (--)              38
    Licensed units               302               4               (8)             298
                        ------------    ------------     ------------     ------------
                                 481               7              (13)             475
                        ------------    ------------     ------------     ------------
Carrows
    Company-owned                114              --               (2)             112
    Franchised units              27               3              (--)              30
                        ------------    ------------     ------------     ------------
                                 141               3               (2)             142
                        ------------    ------------     ------------     ------------
                                 622              10              (15)             617
                        ============    ============     ============     ============

RESTAURANT OPERATIONS

COCO'S


                                                                  FISCAL YEAR ENDED
                                                 ----------------------------------------------------
                                                 DECEMBER 29,        DECEMBER 27,        DECEMBER 26,
                                                     1999                2000                2001
                                                 ------------        ------------        ------------
(Dollars in millions, except average unit data)
Revenue:
  Company restaurant sales                       $      219.5        $      208.8        $      192.8
  Franchise and licensing revenue                         5.8                 5.9                 5.4
                                                 ------------        ------------        ------------
      Total operating revenue                           225.3               214.7               198.2
                                                 ------------        ------------        ------------
Cost of company restaurant sales:
  Product costs                                          59.0                56.1                49.0
  Payroll and benefits                                   84.4                82.5                80.3
  Occupancy                                              13.1                12.6                14.9
  Other operating expenses                               32.1                31.4                29.6
                                                 ------------        ------------        ------------
      Total costs of company restaurant sales           188.6               182.6               173.8
Franchise restaurant costs                                2.0                 1.7                 1.7
General and administrative expenses                       8.5                 8.6                 9.0
Management fees to Advantica                              2.2                 2.1                 2.0
Allocated costs from Advantica                            1.4                 1.4                 1.4
Amortization of excess reorganization value              20.8                10.0                  --
Depreciation and other amortization                      18.4                16.6                14.6
Impairment charges                                       35.3                39.1                 4.7
Gains on refranchising and other, net                    (0.4)                 --                  --
                                                 ------------        ------------        ------------
      Total operating costs and expenses                276.8               262.1               207.2
                                                 ------------        ------------        ------------
Operating loss                                   $      (51.5)       $      (47.4)       $       (9.0)
                                                 ============        ============        ============

Total systemwide sales (a)                       $      601.6        $      607.1        $      538.7
EBITDA as defined (b)                                    25.3                20.4                12.3
Average annual unit sales (in thousands):
   Company-owned                                        1,472               1,455               1,369
   Franchised                                           1,310               1,341               1,312
Same-store sales decrease (company-owned) (c)(d)         (6.2)%              (1.7)%              (6.5)%
Guest check average increase (d)                          6.5%                2.4%                3.0%

Operated units:
   Company-owned (e)                                      148                 144                 139
   Franchised                                              34                  35                  38
   Licensed                                               303                 302                 298
                                                 ------------        ------------        ------------
      Total                                               485                 481                 475
                                                 ============        ============        ============

--------------------------

(a) Total systemwide sales includes sales from company-owned, franchised and licensed restaurants and is not a measure which has been determined in accordance with accounting principles generally accepted in the United States of America.

(b) The Company defines EBITDA as operating loss before depreciation, amortization, management fees payable to Advantica and impairment and restructuring charges. The Company's measure of EBITDA as defined may not be comparable to similarly titled measures reported by other companies. See EBITDA computations in "Selected Financial Data."

(c) Same-store sales includes sales from restaurants that were open the same weeks in both the current year and prior year.

(d)      Prior year amounts have not been restated for 2001 comparable units.

(e) Includes the Company's jojos restaurants (2 as of year end 1999, 1 as of year end 2000 and 2001).

2001 VS.  2000

Coco's NET COMPANY SALES for the year ended December 26, 2001 decreased $16.0 million (7.7%) compared to the year ended December 27, 2000. The decrease reflects lower sales from a decrease in company-owned units and a 6.5% decrease in same store sales. Lower same store sales resulting from a decrease in customer traffic were partially offset by a 3.0% increase in guest check average. FRANCHISE AND LICENSING REVENUE for 2001 decreased $0.5 million (8.5%) compared to 2000.

Coco's OPERATING EXPENSES decreased $54.9 million (20.9%) compared to 2000. Excluding the change in amortization of reorganization value and impairment charges, operating expenses decreased $10.5 million. Cost of company restaurant sales decreased $8.8 million (4.8%), primarily as a result lower sales and a reduction in the number of company-owned restaurants. As a percentage of net company sales, cost of company restaurant sales increased to 90.1% from 87.5%. This increase was primarily due to higher payroll costs from wage rate increases and higher occupancy costs due to lower sales volumes. These increases were partially offset by reduced product and advertising costs. The decrease in the amortization of reorganization value was the result of impairment charges recorded in 2000. See the FRD Consolidated section below for a discussion of impairment charges. Depreciation and other amortization decreased $2.0 million as a result of certain fixed assets becoming fully depreciated.

Coco's OPERATING LOSS for the year ended December 26, 2001 decreased $38.4 million compared to 2000 as a result of the factors noted above.

EBITDA AS DEFINED, decreased $8.1 million (39.7%) for 2001 compared to 2000. This decrease is the result of factors noted in the preceding paragraphs, excluding the impairment charge and depreciation and amortization.

2000 VS.  1999

Coco's NET COMPANY SALES for the year ended December 27, 2000 decreased $10.7 million (4.9%) compared to the year ended December 29, 1999. The decrease reflects lower sales from a decrease in company-owned units and a 1.7% decrease in same-store sales. Lower same-store sales resulting from a decrease in customer traffic were partially offset by a higher guest check average. FRANCHISE AND LICENSING REVENUE remained relatively flat compared to prior year.

Coco's OPERATING EXPENSES decreased $14.7 million (5.3%) compared to 1999. Excluding the change in amortization of reorganization value and impairment charges, operating expenses decreased $7.7 million. Cost of company restaurant sales decreased $6.0 million (3.2%), primarily as a result lower sales and a reduction in the number of company-owned restaurants. As a percentage of net company sales, cost of company restaurant sales increased to 87.5% from 85.9%. This increase was primarily due to higher payroll costs from wage rate increases and higher utility costs. The decrease in the amortization of reorganization value was the result of impairment charges recorded in 1999. See the FRD Consolidated section below for a discussion of impairment charges. Depreciation and other amortization decreased $1.8 million as a result of certain fixed assets becoming fully depreciated.

Coco's OPERATING LOSS for 2000 decreased $4.1 million compared to 1999 as a result of the factors noted above.

EBITDA AS DEFINED decreased $4.9 million (19.4%) for 2000 compared to 1999. This decrease is the result of factors noted in the preceding paragraphs, excluding the impairment charge and depreciation and amortization.

CARROWS


                                                                               FISCAL YEAR ENDED
                                                                  ----------------------------------------------
                                                                  DECEMBER 29,     DECEMBER 27,     DECEMBER 26,
(Dollars in millions, except average unit data)                      1999              2000             2001
                                                                  ------------     ------------     ------------
Revenue:
  Company restaurant sales                                          $ 162.0          $ 153.9          $ 150.3
  Franchise and licensing revenue                                       2.5              2.5              2.5
                                                                    -------          -------          -------
      Total operating revenue                                         164.5            156.4            152.8
                                                                    -------          -------          -------
Cost of company restaurant sales:
  Product costs                                                        40.9             39.0             36.8
  Payroll and benefits                                                 64.3             62.2             62.7
  Occupancy                                                             9.1              7.7             10.3
  Other operating expenses                                             22.1             20.9             20.1
                                                                    -------          -------          -------
      Total costs of company restaurant sales                         136.4            129.8            129.9
Franchise restaurant costs                                              1.9              1.8              1.8
General and administrative expenses                                     6.9              8.3              7.1
Management fees to Advantica                                            1.6              1.6              1.5
Allocated costs from Advantica                                          1.2              1.1              1.1
Amortization of excess reorganization value                            17.8              8.8               --
Depreciation and other amortization                                    13.7             12.1              9.6
Impairment charges                                                     25.2             28.9              3.9
Gains on refranchising and other, net                                  (0.1)              --               --
                                                                    -------          -------          -------
      Total operating costs and expenses                              204.6            192.4            154.9
                                                                    -------          -------          -------
Operating loss                                                      $ (40.1)         $ (36.0)         $  (2.1)
                                                                    =======          =======          =======

Total systemwide sales(a)                                           $ 190.5          $ 182.7          $ 178.1
EBITDA as defined(b)                                                   18.1             15.3             12.9
Average annual unit sales (in thousands):
   Company-owned                                                      1,365            1,318            1,326
   Franchised                                                         1,052            1,014              974
Same-store sales decrease (company-owned)(c)(d)                        (3.7)%           (2.2)%           (0.3)%
Guest check average increase (d)                                        3.2%             5.6%             3.9%

Operated units:
    Company-owned                                                       117              114              112
    Franchised                                                           28               27               30
                                                                    -------          -------          -------
       Total                                                            145              141              142
                                                                    =======          =======          =======

------------------------

(a) Total systemwide sales includes sales from company-owned and franchised restaurants and is not a measure which has been determined in accordance with accounting principles generally accepted in the United States of America.
(b) The Company defines EBITDA as operating loss before depreciation, amortization, management fees payable to Advantica and impairment and restructuring charges. The Company's measure of EBITDA as defined may not be comparable to similarly titled measures reported by other companies. See EBITDA computations in "Selected Financial Data."
(c) Same-store sales includes sales from restaurants that were open the same weeks in both the current year and prior year.
(d) Prior year amounts have not been restated for 2001 comparable units.

2001 VS.  2000

Carrows' NET COMPANY SALES for the year ended December 26, 2001 decreased $3.6 million (2.3%) compared to the year ended December 27, 2000. The decrease is primarily the result of a decrease in traffic, partially offset by a 3.9% increase in guest check average. FRANCHISE REVENUE remained flat compared to prior year.

Carrows' OPERATING EXPENSES decreased $37.5 million (19.5%) compared to 2000. Excluding the change in amortization of reorganization value and impairment charges, operating expenses decreased $3.7 million. Cost of company restaurant sales were essentially flat compared to 2000. As a percentage of net company sales, cost of company restaurant sales increased to 86.4% from 84.3%. This increase was primarily due to higher payroll costs from wage rate increases and higher occupancy costs due to lower sales volumes. These increases were partially offset by reduced product and advertising costs. General and administrative expenses decreased $1.2 million primarily due to a $1.0 million class action lawsuit settlement recorded in 2000. The decrease in the amortization of reorganization value was the result of impairment charges recorded in 2000. See the FRD Consolidated section below for a discussion of impairment charges. Depreciation and other amortization decreased $2.5 million as a result of certain fixed assets becoming fully depreciated.

Carrows' OPERATING LOSS for the year ended December 26, 2001 decreased $33.9 million compared to 2000 as a result of the factors noted above.

EBITDA AS DEFINED, decreased $2.4 million (15.7%) for 2001 compared to 2000. This decrease is the result of factors noted in the preceding paragraphs, excluding the impairment charge and depreciation and amortization.

2000 VS.  1999

Carrows' NET COMPANY SALES for the year ended December 27, 2000 decreased $8.1 million (5.0%) compared to the year ended December 29, 1999. The decrease reflects lower sales from a decrease in the number of company-owned units and a 2.2% decrease in same-store sales. Lower same store sales resulting from a decrease in customer traffic were partially offset by a higher guest check average. FRANCHISE REVENUE for 2000 remained flat compared to 1999.

Carrows' OPERATING EXPENSES decreased $12.2 million (6.0%) compared to 2000. Excluding the change in amortization of reorganization value and impairment charges, operating expenses decreased $6.9 million. Cost of company restaurant sales decreased $6.6 million (4.8%), primarily as a result lower sales and a reduction in the number of company-owned restaurants. As a percentage of net company sales, cost of company restaurant sales increased slightly to 84.3% from 84.2%. General and administrative expenses increased $1.4 million primarily due to a $1.0 million class action lawsuit settlement recorded in 2000. The decrease in the amortization of reorganization value was the result of impairment charges recorded in 2000. See the FRD Consolidated section below for a discussion of impairment charges. Depreciation and other amortization decreased $1.6 million as a result of certain fixed assets becoming fully depreciated.

Carrows' OPERATING LOSS for 2000 decreased $4.1 million compared to 1999 as a result of the factors noted above.

EBITDA AS DEFINED decreased by $2.8 million (15.5%) for 2000 compared to 1999. This decrease is a result of factors noted in the preceding paragraphs, excluding the impairment charge and depreciation and amortization.

FRD CONSOLIDATED

2001 VS.  2000

CONSOLIDATED INTEREST EXPENSE, NET, decreased $16.9 million (63.7%) for the year ended December 27, 2001 as compared to the prior year comparable period. The decrease is due primarily to the automatic stay of interest payments related to the bankruptcy proceedings. Contractual interest for the year ended December 26, 2001 was $25.0 million compared to $26.6 million for the year ended December 27, 2000.

REORGANIZATION ITEMS include professional fees and other expenses incurred by FRD during its Chapter 11 proceedings recorded in accordance with SOP 90-7.

The PROVISION FOR INCOME TAXES for the fiscal year ended December 26, 2001 reflects an annual effective income tax rate applied to loss before taxes of approximately 1.3% compared to a provision reflecting an approximate rate of 0.3% for the fiscal year ended December 27, 2000.

The decrease in CONSOLIDATED NET LOSS of $84.7 million is the result of factors noted in the preceding paragraphs.

The Company's consolidated EBITDA AS DEFINED for 2001 decreased $10.5 million (29.4%) compared to 2000. This decrease is the result of the factors discussed in the preceding paragraphs, excluding the impairment charge and depreciation and amortization.

2000 VS.  1999

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

The decrease in CONSOLIDATED NET LOSS of $25.1 million compared to 2000 is the result of factors noted in the preceding paragraphs.

The Company's consolidated EBITDA AS DEFINED for 2000 decreased $7.7 million (17.7%) compared to 1999. This decrease is the result of the factors discussed in the preceding paragraphs, excluding the impairment charge and depreciation and amortization.

IMPAIRMENT CHARGES

Due to the presence of certain conditions at December 29, 1999 and December 27, 2000, including the market discount on certain of the Company's debt instruments and certain operating trends, the Company performed an impairment assessment of the carrying amount of reorganization value in excess of amounts allocated to identifiable assets, net of accumulated amortization ("reorganization value"), and certain of its other intangible assets. In performing the analysis, management utilized a discounted future cash flow model and recorded impairment charges of $60.5 million and $60.3 million, respectively, representing the difference between the estimated value of the Company resulting from the cash flow model and the value of the Company's net assets recorded at December 29, 1999 and December 27, 2000 prior to the recognition of impairment. The 2000 impairment charge of $60.3 million was first applied to eliminate the remaining $37.1 million balance of reorganization value. The remaining $23.2 million was then applied to intangible assets, eliminating the carrying value of franchise rights.

In 2000 and 2001, the Company recorded impairment charges of $7.7 million and $8.6 million, respectively, related to the assets of certain underperforming restaurants and to certain other identifiable intangible assets. These impairments were based on the difference between the estimated future discounted cash flows and the carrying value of those assets at the time of the impairment.

EXPOSURE TO CURRENCY FLUCTUATIONS

The Company is the licensor of Coco's restaurants primarily in Japan and South Korea. Royalties due to the Company are paid in foreign currency based on sales attributable to such Coco's. The receivable balance of $2.1 million at December 26, 2001 represents primarily ten months of Coco's Japan royalties expected to be received in March 2002. Because this royalty is paid annually, the Company has potential exposure that exchange rates may fluctuate causing an unfavorable impact on the receivable balance. The Company recognized foreign currency transaction losses of $0.1 million, $0.1 million and $0.3 million for the years ended December 29, 1999, December 27, 2000 and December 26, 2001, respectively. These losses are included as a component of other nonoperating expenses on the accompanying Consolidated Statements of Operations.

LIQUIDITY AND CAPITAL RESOURCES

Coco's/Carrows Credit Facility

FRD's principal operating subsidiaries, Coco's and Carrows, have a $70.0 million senior secured credit facility (the "Coco's/Carrows Credit Facility"), which initially consisted of a $30.0 million term loan and a $40.0 million revolving credit facility. At December 27, 2000, the facility was guaranteed by Advantica. Coco's and Carrows obtained a waiver of compliance from certain third quarter 2000 financial covenants from the former lenders until January 8, 2001. On January 8, 2001, Advantica paid $70.0 million to the former lenders in full and complete satisfaction of Advantica's guarantee of the Coco's/Carrows Credit Facility with a combination of cash on hand and an advance under its revolving credit facility. As a result of its satisfaction of obligations under the guarantee, Advantica was subrogated to the rights and collateral of the former lenders which it immediately assigned to Denny's. Under the terms of the indenture for Advantica's senior notes, Advantica is restricted in its ability to make further investments in FRD. On February 14, 2001, to facilitate the divestiture of its Coco's and Carrows brands and to preserve their going concern value, FRD filed for protection under Chapter 11 of the Bankruptcy Code. For additional information concerning the Chapter 11 filing, see "Business -- 2001 Restructuring," "Legal Proceedings" and Note 1 to the accompanying Consolidated Financial Statements.

All borrowings under the Coco's/Carrows Credit Facility accrue interest at a variable rate based on the prime rate (approximately 6.8% at December 26, 2001) and are secured by substantially all of the assets of FRD and its subsidiaries, including the issued and outstanding stock of FRI-M and its subsidiaries. Principal installments on the term loan are payable as follows: $2.0 million per quarter for three consecutive quarters beginning June 30, 2001; $3.0 million per quarter for four consecutive quarters beginning March 31, 2002; and $6.0 million for two consecutive quarters beginning March 31, 2003. At December 26, 2001, FRD and its subsidiaries had $26.0 million of outstanding term loan borrowings, working capital borrowings of $24.7 million and letters of credit outstanding of $9.6 million.

The Coco's/Carrows Credit Facility and the indenture governing the Senior Notes contain a number of restrictive covenants which, among other things, limit (subject to certain exceptions) FRD and its subsidiaries with respect to the incurrence of debt, existence of liens, investments and joint ventures, the declaration or payment of dividends, the making of guarantees and other contingent obligations, mergers, the sale of assets, capital expenditures and material change in their business. In addition, the Coco's/Carrows Credit Facility contains certain financial covenants including provisions for the maintenance of a minimum level of interest coverage (as defined), limitations on ratios of indebtedness (as defined) to earnings before interest, taxes, depreciation and amortization (EBITDA) and limitations on annual capital expenditures. At December 26, 2001, FRD's operating subsidiaries were not in compliance with certain covenants under the Coco's/Carrows Credit Facility, which constitutes an event of default under the facility. As a result of the default, Denny's may exercise certain rights including, but not limited to, the right to terminate commitments, declare the loans outstanding due and payable and seek to foreclose on its collateral. It has agreed not to do so, however, during a 120-day forbearance period under the terms of the Settlement Agreement (described below) related to FRD's bankruptcy proceeding.

FRD Bankruptcy

On January 16, 2001, FRD elected not to make the interest payment (and all subsequent interest payments to date) due with respect to the Senior Notes. As a result of the nonpayments, and as a result of FRD's Chapter 11 filing on February 14, 2001, FRD is in default under the indenture governing the Senior Notes. Therefore, the Senior Notes are included in "liabilities subject to compromise" in the accompanying Consolidated Balance Sheets. As described in more detail in "Business -- 2001 Restructuring" and Note 1 to the accompanying Consolidated Financial Statements, the bankruptcy filing operates as an automatic stay of all collection and enforcement actions by the holders of the Senior Notes with respect to FRD's failure to make the interest payments when due.

On February 19, 2002, FRD, FRI-M, Coco's and Carrows, along with Advantica and Denny's, entered into a Settlement Agreement with the official committee of unsecured creditors of FRD seeking to resolve various disputes relating to the administration of FRD's pending bankruptcy case. The Bankruptcy Court approved the Settlement Agreement on March 8, 2002. Under the terms of the Settlement Agreement, Denny's will allow a 120-day forbearance period (which commenced on March 8, 2002) during which the creditors' committee and FRD and its operating subsidiaries shall use their best efforts to obtain new financing to repay, at a discount, the outstanding borrowings from Denny's (approximately $48.7 million at the date of the Settlement Agreement), plus accrued but unpaid interest, fees and expenses. During this forbearance period, the effort to sell FRD or its assets to a third party will be suspended. If new financing sufficient to repay the outstanding borrowings from Denny's, less a $10 million discount, is obtained by the end of the forbearance period, Denny's will accept such discounted repayment amount in full satisfaction of its claims against FRD and Coco's and Carrows. If FRD is unable to obtain financing to repay this discounted repayment amount by the end of the forbearance period, FRD shall, at the election of the creditors' committee in lieu thereof:

       - pay Denny's the proceeds of any new financing that is obtained, plus additional cash necessary for a total cash repayment to Denny's of at least $20 million,

       - issue new junior secured notes to Denny's in a principal amount equal to the amount of Coco's and Carrows' current obligations to Denny's, minus the amount of any cash paid and any applicable repayment discount as described in the Settlement Agreement (such junior secured notes subordinate in right of payment and as to collateral to the new financing), and

       - issue to Denny's up to 10% of the common stock in FRD dependent upon the amount of cash repaid to Denny's as described above.

The parties have agreed to attempt to replace the outstanding letters of credit (approximately $9.6 million at the date of the Settlement Agreement) and cause the cash deposit provided by Denny's supporting the letters of credit to be released. If the letters of credit are not replaced, Denny's will keep them in place and allow them to terminate in the ordinary course and will receive a separate note payable from Coco's and Carrows to provide reimbursement if any letters of credit are drawn upon. Advantica will continue to provide management and information technology services pursuant to a one-year services agreement at a cost to FRD set forth in the Settlement Agreement.

The Settlement Agreement is also conditioned upon the consent of Denny's revolving credit facility lender. If the terms of the proposed Settlement Agreement, including the financing described above, are satisfied, Advantica's ownership of the common stock of FRD (or controlling interest in the case of the third bullet point above) will transfer to the unsecured creditors of FRD.

Cash Requirements

The cash flows from FRD's subsidiaries are required to be used first to service the Company's indebtedness under the Coco's/Carrows Credit Facility and the Senior Notes and, therefore, other than for payments made under the Coco's/Carrows Credit Facility, the Company's cash flows are generally unavailable to service the debt of Advantica and its other subsidiaries. The following table sets forth a calculation of the cash provided by operations for the periods indicated:

                                                                                      FISCAL YEAR ENDED
                                                                               -------------------------------
                                                                               DECEMBER 27,       DECEMBER 26,
                                                                                   2000              2001
                                                                               ------------       ------------
                    (In thousands)
                    Net loss                                                     $(110,559)        $ (25,896)
                    Impairment charges                                              68,000             8,605
                    Gains from refranchising and other, net                            (67)               --
                    Other noncash charges                                           46,387            24,840
                    Change in certain working capital items                          1,456             1,838
                    Change in other assets and other liabilities, net               (4,218)            3,963
                                                                                 ---------         ---------
                    Cash provided by operations                                  $     999         $  13,350
                                                                                 =========         =========

The Company's future contractual obligations related to long-term debt not subject to compromise, capital lease obligations and noncancellable operating leases at December 26, 2001 consist of the following:

                                                                            PAYMENTS DUE BY PERIOD
                                                          -------------------------------------------------------------
                                                                      LESS THAN      1-2         3-4         5 YEARS
                                                           TOTAL       1 YEAR       YEARS       YEARS    AND THEREAFTER
                                                          --------    ---------    -------     -------   --------------
         (In thousands)
         Long-term debt not subject to compromise         $ 50,746     $50,746     $    --     $    --       $    --
         Capital lease obligations                           7,203       2,523       3,007       1,112           561
         Operating lease obligations                       126,528      17,611      29,531      22,023        57,363
                                                          --------     -------     -------     -------       -------
                                                          $184,477     $70,880     $32,538     $23,135       $57,924
                                                          ========     =======     =======     =======       =======

In addition to the obligations and commitments listed above, the Company has purchase agreements with various vendors for certain products and supplies, principally PFC/MBM (see "Business -- Raw Materials Sources and Availability").

FRD's principal capital requirements are those associated with remodeling and maintaining its existing restaurants and facilities. During 2001, total capital expenditures were approximately $6.4 million. Of the total capital expenditures, approximately $0.1 million were financed through capital leases. Capital expenditures during 2002 are expected to total approximately $4.0 million to $8.0 million; however, the Company is not committed to spending this amount and could spend less if circumstances require.

At December 26, 2001, the Company's working capital deficit was $69.6 million compared to $71.5 million at December 27, 2000. FRD historically operates with a working capital deficit because (1) restaurant operations are conducted primarily on a cash (and cash equivalent) basis with a low level of accounts receivable, (2) rapid turnover allows a limited investment in inventories and
(3) cash from sales is usually received before related accounts payable for food, beverage and supplies become due.

IMPACT OF BANKRUPTCY PETITION ON FRANCHISING

The operation of the Company's franchise system is subject to regulations enacted by a number of states and to rules promulgated by the Federal Trade Commission. Among other things, such regulations and rules require that each franchising entity annually renew its Uniform Franchise Offering Circular (the "UFOC") which provides current information about the business. In addition, in the event that any information in the UFOC becomes misleading, inaccurate or incomplete during the year, the UFOC must be amended at that time to make appropriate disclosures. In some states, the updated UFOC must be reviewed and approved by a regulatory agency before the entity can resume franchise sales. Due to the filing of FRD's Chapter 11 petition of February 14, 2001, management decided that it would be appropriate for the Company's franchising subsidiary to cease sales of new franchises until an updated UFOC is prepared and approved by those states that regulate the sale of franchises. Management is currently updating the UFOC and anticipates filing the amended UFOC in April 2002.

NEW ACCOUNTING STANDARDS

In June 1998, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities." This statement established accounting and reporting standards for derivative financial instruments and for hedging activities. It requires that entities recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The accounting for changes in fair value of the derivative (i.e., gains and losses) depends on the intended use of the derivative and the resulting designation. In June 2000, the FASB issued Statement of Financial Accounting Standards No. 138 ("SFAS 138"), "Accounting for Certain Derivative Instruments and Certain Hedging Activities -- an amendment of FASB Statement No. 133," which amended certain provisions of SFAS 133 to clarify areas causing difficulties in implementation, including expanding the normal purchase and sale exemption for supply contracts. The Company adopted SFAS 133 and the corresponding amendments under SFAS 138 at the beginning of fiscal year 2001 in accordance with Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133." SFAS 133, as amended by SFAS 138, did not have a material impact on the Company's consolidated results of operations, financial position or cash flows.

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations." SFAS 141 requires the purchase method of accounting for business combinations initiated after June 27, 2001 and eliminates the pooling-of-interests method. The adoption of SFAS 141 has had no impact on the Company's financial statements.

Also in July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets," which became effective for the Company beginning December 27, 2001, the first day of its 2002 fiscal year. Among other things, SFAS 142 discontinues goodwill amortization and provides for the analysis of goodwill impairment and reassessing the useful lives of intangibles. The Company has no goodwill recorded, and it has determined that it has no intangible assets with indefinite lives. During the first quarter of 2002, the Company will complete its testing of intangible assets with definite lives. At this time, however, the Company does not anticipate a change in the useful lives of its intangible assets nor does it expect to incur an impairment charge as a result of implementing SFAS 142.

In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 supersedes Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," related to the disposal of a segment of a business. SFAS 144 became effective for the Company beginning December 27, 2001, the first day of its 2002 fiscal year. The Company does not expect the adoption of the statement to have a significant impact on its financial position or future results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

The Company has exposure to interest rate risk related to certain instruments entered into for other than trading purposes. Specifically, borrowings under the Coco's/Carrows Credit Facility bear interest at a variable rate based on the prime rate. A 100 basis point change in the Coco's/Carrows Credit Facility interest rate (approximately 6.8% at December 26, 2001) would cause the interest expense for 2002 to change by approximately $0.5 million. This computation is determined by considering the impact of hypothetical interest rates on the Company's variable long-term debt at December 26, 2001. The Company's other outstanding long-term debt bears fixed rates of interest. While changes in the prime rate could affect the cost of funds borrowed in the future, existing amounts outstanding are at fixed rates; therefore, the Company believes the effect, if any, of reasonably possible near-term changes in interest rates on the Company's consolidated financial position, results of operations and cash flows would not be significant.

FOREIGN CURRENCY EXCHANGE RATE RISK

The Company has exposure to foreign exchange rate risk related to certain foreign currency transactions. In order to mitigate this risk, the Company from time to time has entered into foreign exchange forward contracts. The Company does not speculate on the future direction of foreign currency exchange rates nor does the Company use these derivative financial instruments for trading purposes. No foreign exchange-related derivatives were in place at December 26, 2001.

COMMODITY PRICE RISK

The Company purchases certain products such as beef, poultry, pork and coffee, and utilities such as gas and electricity, which are affected by commodity pricing and are, therefore, subject to price volatility caused by weather, production problems, delivery difficulties and other factors that are outside the Company's control and which are generally unpredictable. Changes in commodity prices affect the Company and its competitors generally and often simultaneously. In general, the Company purchases food products and utilities based upon market prices established with vendors. Although many of the items purchased are subject to changes in commodity prices, certain purchasing arrangements are structured to contain features that minimize price volatility by establishing price ceilings and/or floors. The Company uses these types of purchase arrangements to control costs as an alternative to using financial instruments to hedge commodity prices. In many cases, the Company believes it will be able to address commodity cost increases which are significant and appear to be long-term in nature by adjusting its menu pricing or changing its product delivery strategy. However, competitive circumstances could limit such actions and in those circumstances increases in commodity prices could result in lower margins for the Company. Because of the often short-term nature of commodity pricing aberrations and the ability of the Company to change menu pricing or product delivery strategies in response to commodity price increases, the Company believes that the impact of commodity price risk is not significant.

The Company has established a policy to identify, control and manage market risks which may arise from changes in interest rates, foreign currency exchange rates, commodity prices and other relevant rates and prices. The Company does not use derivative instruments for trading purposes, and no interest rate or other financial derivatives were in place at December 26, 2001.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Index to Financial Statements and Financial Statement Schedule which appears on page F-1 herein.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS OF FRD

The following table sets forth information with respect to each director of FRD.

                                   CURRENT PRINCIPAL OCCUPATION OR
NAME                        AGE    EMPLOYMENT AND FIVE-YEAR EMPLOYMENT HISTORY
----                        ---    -------------------------------------------
Vera K. Farris              61     Director of FRD; President of the Richard Stockton College of New Jersey (1983-present); Director of Advantica and National Utilities Investors, Inc.

Darrell Jackson             45     Director of FRD; President and Chief Executive Officer of Sunrise Enterprise of Columbia, Inc.,
                                   a public relations, marketing and consulting firm (1992-present); State Senator, South Carolina
                                   Senate (1992-present); Pastor of the Bible Way Church, Columbia, South Carolina (1995-present).

Nelson J. Marchioli         52     Director of FRD; Chief Executive Officer and President of Advantica and Denny's (February 2001-
                                   present); President of El Pollo Loco, Inc. (1997-February 2001); Executive Vice President and
                                   Chief Operating Officer of Bruegger's Corporation (1996-1997); Senior Vice President of
                                   Worldwide Supply for Burger King Corporation (1995-1996); Director of Advantica.

Robert E. Marks             50     Director of FRD; President of Marks Ventures, Inc., a private equity investment firm (1994-
                                   present); Managing Director of Carl Marks & Co., Inc. (1982-1994); Director of Advantica, Soluol
                                   Chemical Co., Inc. and Brandrud Furniture Company.

Lloyd I. Miller, III        47     Director of FRD; Registered Investment Advisor (1990-present); Director of Advantica and Ailda,
                                   Inc.

Charles F. Moran            72     Director of FRD; Retired; Senior Vice President of Administration of Sears, Roebuck and Co.
                                   (1989-1993); Senior Vice President and Chief Information Officer of Sears, Roebuck and Co.
                                   (1988-1989); Director of Advantica and Leapnet, Inc.

Elizabeth A. Sanders        56     Director of FRD; Principal of The Sanders Partnership, a consulting firm (1990-present); Vice
                                   President and General Manager of Nordstrom, Inc. (1981-1990); Director of Advantica,
                                   Washington Mutual, Inc., Wal-Mart Stores, Inc., Wellpoint Health Networks, Inc. and Wolverine
                                   Worldwide, Inc.

Donald R. Shepherd          65     Director of FRD; Retired; Chairman of Loomis, Sayles & Company, L.P., an investment management firm (1992-1995); Chief Executive Officer and Chief Investment Officer of Loomis, Sayles &
                                   Company, L.P. (1990-1995); Director of Advantica and Seabulk International, Inc.

Raul R. Tapia               53     Chairman of FRD; Principal of Murray, Scheer, Montgomery, Tapia and O'Donnell, a consulting firm representing domestic and international public and corporate sector organizations before congress, the executive branch and federal agencies (1993-present).

EXECUTIVE OFFICERS OF FRD

The following table sets forth information with respect to each executive officer of FRD.

                                        CURRENT PRINCIPAL OCCUPATION OR
NAME                         AGE        EMPLOYMENT AND FIVE-YEAR EMPLOYMENT HISTORY
----                         ---        -------------------------------------------
David O. Devoy               51         President and Chief Financial Officer of FRD (2000-present); Senior Vice President, Finance and Chief Financial Officer of FRD (1998-2000); Vice President and Chief Financial Officer
                                        of Flagstar Enterprises, Inc. and Quincy's Restaurants, Inc. (1996-1998); Vice President-
                                        Operations Finance of Burger King (1994-1996).

Rhonda J. Parish             45         Executive Vice President of FRD (1998-present); General Counsel and Secretary of FRD (1998-
                                        present); Executive Vice President of Advantica (1998-present); General Counsel and
                                        Secretary of Advantica (1995-present); Senior Vice President of FRD (1996-1998); Senior Vice
                                        President of Advantica (1995-1998).

Andrew F. Green              46         Senior Vice President of FRD (2001-present); Senior Vice President and Chief Financial
                                        Officer of Denny's (2001-present); Senior Vice President of Advantica (2001-present); Senior
                                        Vice President, Planning and Corporate Controller of Advantica (1998-January 2001); Vice
                                        President, Planning and Corporate Controller of Advantica (1997-1998); Vice President
                                        Corporate Planning and Risk Management of Advantica (1996-1997).

Linda G. Traylor             50         Senior Vice President, Human Resources of FRI-M (2001-present); Senior Vice President, Human
                                        Resources of Advantica (2001-present); Vice President, Human Resources, Planning and
                                        Development of Advantica (1995-2000).

Susan L. Alexis              42         Vice President, Operations of FRI-M (1998-present); Regional Director of Operations of
                                        Carrows Restaurants, Inc. (1996-1998).

Anthony A. Barr              47         Vice President of Development of FRI-M (2000-present); Director of Operations of FRI-M (1999
                                        -2000); District Manager of Coco's Restaurants, Inc.  (1985-1999).

Beth L. Libhart              48         Vice President, Human Resources of FRI-M (1996-present); Director of Human Resources of
                                        Family Restaurants, Inc. (1990-1996).

Gregory E. Marsella          39         Vice President and Assistant General Counsel of FRI-M (2001-present); Corporate Counsel of
                                        FRI-M (1999-2001); Vice President, General Counsel and Secretary, Transworld Healthcare
                                        (1997-1999), Corporate Counsel of Apria Healthcare, Inc. (1995-1997).

Pamela Tindall-Becker        53         Vice President, Marketing of FRI-M (2000-present); Senior Director of Marketing of Carrows
                                        Restaurants, Inc. (1998-2000); Vice President, Director of Client Services of Valdes Zacky
                                        Advertising (1997-1998); Vice President, Management Supervisor, Davis Elen Advertising.

Mr. Marchioli and Ms. Parish served as executive officers of FCI and Flagstar during the Chapter 11 bankruptcy proceeding involving both entities as described in "Business -- Introduction." Additionally, each listed executive officer for FRD served as an executive officer at the time of FRD's Chapter 11 filing described further in "Business -- 2001 Restructuring."

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

The Registrant does not have a class of equity securities registered pursuant to
Section 12 of the Securities Exchange Act of 1934 (the "Exchange Act"). Consequently, there were no filing requirements under Section 16(a) of the Exchange Act applicable to the Registrant's executive officers, directors or more than 10% beneficial owners.

ITEM 11. EXECUTIVE COMPENSATION

COMPENSATION OF EXECUTIVE OFFICERS

The following summary compensation table sets forth, for the Company's last three completed fiscal years, the compensation provided to the Company's President and four most highly compensated executive officers, other than the President, who were serving as executive officers at the end of 2001.

                           SUMMARY COMPENSATION TABLE

                                                                                         LONG-TERM
                                                                                       COMPENSATION
                                                                                          AWARDS
                                                                                       ------------
                                                                    ANNUAL              SECURITIES      ALL OTHER
                                                               COMPENSATION (a)         UNDERLYING    COMPENSATION
NAME AND PRINCIPAL POSITION                      YEAR     SALARY($)(b)    BONUS($)(c)   OPTIONS (#)      ($)(d)
                                                 ----     ------------    -----------  ------------   ------------
David O. Devoy                                   2001       $298,563       $170,625            --       $ 52,656
  President and Chief Financial                  2000        284,022         30,000            --        118,682
  Officer of FRD                                 1999        240,827         19,136        25,000        137,687

Rhonda J. Parish                                 2001        321,836        156,600       100,000        164,101
  Executive Vice President,                      2000        297,713        111,150            --        226,666
  General Counsel and Secretary of FRD           1999        277,575        175,500       150,000        185,639

Andrew F. Green                                  2001        257,375        117,450       100,000        166,021
  Senior Vice President                          2000        222,190         77,401            --        103,586
  of FRD                                         1999        207,425        100,002        75,000         67,212

Linda G. Traylor                                 2001        196,118         56,581       100,000        117,317
  Senior Vice President of                       2000        153,156         40,500            --         65,085
  Human Resources of FRI-M                       1999        140,839         58,952        15,000         43,639

Susan L. Alexis                                  2001        186,065         73,305            --          4,146
  Vice President, Operations                     2000        149,187         14,861            --          3,963
  of FRI-M                                       1999        137,384         51,766        15,000          3,058

-----------------------
(a) The amounts shown for each named executive officer exclude perquisites and other personal benefits that did not exceed, in the aggregate, the lesser of either $50,000 or 10% of the total of annual salary and bonus reported for the named executive officer for any year included in this table.
(b) The amounts in this column include certain costs and credits to the named executive officers relating to certain life, health and disability insurance coverage provided through the Company.
(c) The amounts shown in this column reflect bonus payments received in the respective year by the named executive officers under the Company's incentive programs which may relate to the prior fiscal year.
(d) The amounts for Mss. Parish, Traylor and Alexis and Messrs. Devoy and Green include company contributions made to such officers' accounts under the Advantica Secured Savings Plan, which for 2001 amounted to $14,101, $7,317, $4,146, $12,656 and $11,021, respectively, for 2000 amounted to $11,666,
    $5,085, $3,963, $8,682, and $8,586, respectively, and for 1999 amounted to
    $10,639, $3,639, $3,058, $7,687, and $7,212, respectively. Additionally, each named executive officer's amounts reflect leadership retention payments of which for Ms. Parish include payments of $150,000 in 2001, $215,000 in 2000 and $175,000 in 1999, for Ms. Traylor include payments of $110,000 in 2001, $60,000 in 2000 and $40,000 in 1999, for Mr. Devoy include payments of $70,000 in 2000 and $100,000 in 1999 and for Mr. Green include payments of $155,000 in 2001, $95,000 in 2000 and $60,000 in 1999. The remaining amounts shown for Mr. Devoy for 2001, 2000 and 1999 reflect additional compensation and/or reimbursement paid to him at or near the time of, or otherwise in connection with his initial employment or subsequent relocation with the Company.

STOCK OPTIONS

The following table sets forth information regarding all options to acquire shares of common stock of Advantica granted to the named executive officers during the fiscal year ended December 26, 2001.

                              OPTION GRANTS IN 2001

                                                                        INDIVIDUAL GRANTS
                                                      -------------------------------------------------
                                                                       % OF                              POTENTIAL REALIZABLE VALUE
                                                      NUMBER OF        TOTAL                               AT ASSUMED ANNUAL RATES
                                                      SECURITIES      OPTIONS                                  OF STOCK PRICE
                                                      UNDERLYING      GRANTED      EXERCISE                APPRECIATION FOR OPTION
                                                       OPTIONS          TO         OR BASE                           TERM
                                                       GRANTED       EMPLOYEES      PRICE    EXPIRATION  --------------------------
                                                      (#)(a)(c)       IN 2001     ($/SH)(b)     DATE        5%              10%
                                                      ----------     ---------    ---------  ----------  --------        ----------
David O. Devoy ......................................       --           --       $    --           --    $    --        $     --
Rhonda J. Parish ....................................  100,000          2.8%         0.84      3/14/11     63,610         151,045
Andrew F. Green .....................................  100,000          2.8%         0.84      3/14/11     63,610         151,045
Linda G. Traylor ....................................  100,000          2.8%         0.84      3/14/11     63,610         151,045
Susan L. Alexis .....................................       --           --            --           --         --              --

--------------------
(a) Such options listed for named executive officers were granted under the Advantica Stock Option Plan. All options listed expire ten years from the date of the grant.
(b) The exercise price equals the closing price of Advantica common stock on the date immediately preceding the date of the grant.
(c) These options become exercisable over a three-year period at a rate of 50% ninety (90) days after the date of grant and 25% on the first (1st) and second (2nd) anniversary of the date of grant and expire on the tenth (10th) anniversary of the date of grant.

The following table sets forth information with respect to the 2001 year-end values of unexercised options, all of which were granted pursuant to the Advantica Stock Option Plan, held by each of the persons named in the Summary Compensation Table above.

                     AGGREGATED OPTION EXERCISES IN 2001 AND
                          FISCAL YEAR-END OPTION VALUES

                                                                          VALUE OF
                                                   NUMBER OF             UNEXERCISED
                                                  SECURITIES               IN-THE-
                                                  UNDERLYING            MONEY OPTIONS
                                                  UNEXERCISED             AT FISCAL
                                               OPTIONS AT FISCAL          YEAR-END
                                                 YEAR-END (#)               ($)
                                               -----------------       --------------
                                                 EXERCISABLE/           EXERCISABLE/
         NAME                                   UNEXERCISABLE          UNEXERCISABLE
         ----                                  -----------------       --------------
         David O. Devoy ...............         45,000/20,000              --/--
         Rhonda J. Parish .............        162,500/137,500             --/--
         Andrew F. Green ..............         98,750/91,250              --/--
         Linda G. Traylor .............         65,000/60,000              --/--
         Susan L. Alexis ..............         27,750/12,250              --/--

No options held by the above named executive officers were exercised in 2001.

COMPENSATION OF DIRECTORS

Messrs. Jackson and Tapia receive from FRD, as compensation for their service on the FRD Board of Directors, an annual cash retainer of $20,000 (paid in four quarterly installments). Additionally, Messrs. Jackson and Tapia receive $10,000 and $15,000 per month, respectively, for their service on the Special Committee of FRD directors established with respect to the FRD Chapter 11 proceedings. The remaining directors (other than Mr. Marchioli) receive from Advantica an annual cash retainer of $30,000 (paid in four quarterly installments) for their service on both the FRD and Advantica boards. Additionally, each FRD director (other than Mr. Marchioli) receives from Advantica an annual restricted stock award and an award of stock options every three years.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The Registrant has no Compensation Committee. Mss. Parish and Traylor, executive officers of FRD and Advantica during the fiscal year ended December 26, 2001, participated in deliberations of the Advantica Board of Directors concerning the compensation of FRD executive officers.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of March 1, 2002, the beneficial ownership of the $.01 par value common stock (the "Common Stock") of FRD's parent, Advantica, by: (i) each director of FRD, (ii) each executive officer of FRD included in the Summary Compensation Table on page 25, and (iii) all directors and executive officers of FRD as a group. Except as otherwise noted, the persons named in the table below have sole voting and investment power with respect to all shares shown as beneficially owned by them.

                                                                   AMOUNT AND NATURE        PERCENTAGE OF
         NAME                                                  OF BENEFICIAL OWNERSHIP(a)   COMMON STOCK
         ----                                                  --------------------------   -------------
         Vera K. Farris ...................................               41,568                   *
         Darrell Jackson ..................................               26,199                   *
         Nelson J. Marchioli ..............................              666,666                 1.6
         Robert E. Marks ..................................               51,568                   *
         Lloyd I. Miller, III .............................            5,136,534                12.7
         Charles F. Moran .................................               47,568                   *
         Elizabeth A. Sanders .............................               43,568                   *
         Donald R. Shepherd ...............................               60,568                   *
         Raul R. Tapia ....................................               26,199                   *
         David O. Devoy ...................................               48,750                   *
         Rhonda J. Parish .................................              189,000                   *
         Andrew F. Green ..................................              131,700                   *
         Linda G. Traylor .................................               90,000                   *
         Susan L. Alexis ..................................               30,000                   *

         All current directors and executive officers
          as a group (18 persons) .........................            6,622,963                15.9

------------------------
*less than one (1) percent

(a) The Common Stock listed as beneficially owned by the following individuals includes shares of Common Stock which such individuals have the right to acquire (within sixty (60) days of March 1, 2002) through the exercise of stock options: (i) Messrs. Jackson, Miller and Tapia (5,000 shares each),
    (ii) Mss. Farris and Sanders and Messrs. Marks, Moran and Shepherd (11,000 shares each), (iii) Mr. Marchioli (666,666 shares), (iv) Mr. Devoy (48,750 shares), (v) Ms. Parish (187,500 shares), (vi) Mr. Green (130,000 shares),
    (vii) Ms. Traylor (90,000 shares), (viii) Ms. Alexis (30,000 shares) and
    (ix) all current directors and executive officers as a group (1,255,991 shares).

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the fiscal year 2000, FRI-M loaned $75,377.91, pursuant to a promissory note, to David O. Devoy, President of FRD, and his wife for the payment of certain professional fees incurred during the year by the Devoys. The promissory note is secured by future bonus payments potentially due Mr. Devoy under the Company's incentive bonus program. The loan remained outstanding during the fiscal year 2001. Additionally, for information with respect to the transactions during the year between FRD and its parent, Advantica, see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" and Notes 9 and 14 to the Consolidated and Combined Financial Statements included herein.

INFORMATION REGARDING CERTAIN INDEBTEDNESS

The following information regarding certain indebtedness of the Company does not purport to be complete and is qualified in its entirety by reference to the documents governing such indebtedness, including the definitions of certain terms therein, which have been filed as exhibits to the Company's filings with the Commission. Whenever particular provisions of such documents are referred to herein, such provisions are incorporated herein by reference and the statements are qualified in their entirety by such reference. See Note 9 to the accompanying Consolidated Financial Statements for additional information regarding the Company's indebtedness and the terms thereof (including indebtedness under the Coco's/Carrows Credit Facility).

THE SENIOR NOTES

In connection with the May 23, 1996 acquisition of FRI-M, FRD issued $156.9 million principal amount of Senior Notes. The Senior Notes are senior unsecured, general obligations of FRD and rank senior in right of payment to all existing and future subordinated indebtedness of FRD and rank pari passu in right of payment with all existing and future unsubordinated indebtedness of FRD. The Senior Notes are effectively subordinated to secured indebtedness of FRD, including FRD's guaranty of borrowings under the Coco's/Carrows Credit Facility to the extent of the value of FRD's assets securing such guaranty. Borrowings under the Coco's/Carrows Credit Facility are secured by substantially all of the Company's assets. The Senior Notes are structurally subordinated to all indebtedness of FRD's subsidiaries, including the indebtedness under the Coco's/Carrows Credit Facility. Interest on the Senior Notes accrues at the rate of 12 1/2% per annum and is payable semi-annually in arrears on January 15 and July 15.

The Senior Notes, by their terms, mature on July 15, 2004. They are redeemable, in whole or in part, at the option of FRD at any time on or after May 23, 2001, at a redemption price equal to 105.0% of the principal amount thereof to and including May 22, 2002, at 102.5% of the principal amount thereof to and including May 22, 2003, and thereafter at 100% of the principal amount thereof, together in each case with accrued interest.

On January 16, 2001, FRD elected not to make the interest payment due (and all subsequent interest payments to date) with respect to the Senior Notes. As a result of the nonpayments, and as a result of FRD's Chapter 11 filing on February 14, 2001, FRD is in default under the indenture governing the Senior Notes. As described in more detail in "Business -- 2001 Restructuring" and Note 1 to the accompanying Consolidated Financial Statements, the bankruptcy filing operates as an automatic stay of all collection and enforcement actions by the holders of the Senior Notes with respect to FRD's failure to make the interest payments when due. See also "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

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

     *10.4        Advantica Stock Option Plan as amended through November 28, 2001 (incorporated by reference to Exhibit 10.19 to
                  Advantica's annual report on Form 10-K for the period ended December 26, 2001.

     *10.5        Merger Amendment, dated March 15, 1999, to the Advantica Restaurant Group Stock Option Plan and the Advantica
                  Restaurant Group Officer Stock Option Plan (incorporated by reference to Exhibit 10.5 to Advantica's Quarterly
                  Report on Form 10-Q for the quarter ended March 31, 1999 ("Advantica's 1999 First Quarter Form 10-Q")).

     *10.6        Credit Agreement, dated May 14, 1999, among Coco's Restaurants, Inc., Carrows Restaurants, Inc., and jojo's
                  Restaurants, Inc., as borrowers, FRD and FRI-M, as guarantors, the lenders named therein, Credit Lyonnias New York
                  Branch as administrative agent, and The Chase Manhattan Bank, as documentation agent and syndication agent
                  (incorporated by reference to Exhibit 10.1 to Advantica's Quarterly Report on Form 10-Q for the quarter ended June
                  30, 1999).

     *10.7        Stipulation and Agreement of Settlement, dated February 19, 2002, by and among FRD, the Creditors Committee,
                  Advantica, Denny's, FRI-M Corporation, Coco's and Carrows, and as filed with the Bankruptcy Court on February 19,
                  2002 (incorporated by reference to Exhibit 99.1 to Advantica's Form 8-K, dated February 19, 2002).

     99           Safe Harbor Under the Private Securities Litigation Reform Act of 1995.

(b) No reports on Form 8-K were filed during the quarter ended December 26, 2001. Subsequent to year end, on February 20, 2002, the Company filed a report on Form 8-K reporting under Item 5 that on February 19, 2002, FRD, FRI-M, Coco's and Carrows, along with Advantica and Denny's, entered into a Settlement Agreement with the official committee of unsecured creditors of FRD seeking to resolve various disputes relating to the administration of FRD's pending bankruptcy case. The Settlement Agreement, which is attached to the Form 8-K as Exhibit 99.1, was filed with the Bankruptcy Court on February 19, 2002 and approved by the Bankruptcy Court on March 8, 2002. No financial statements were required to be included and were not included in this Form 8-K filing.

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(D) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO
SECTION 12 OF THE ACT.

No annual report or proxy material has been provided to the security holders of FRD.

                               FRD ACQUISITION CO.
                             (DEBTOR-IN-POSSESSION)
         INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

                                                                                                    PAGE
                                                                                                    ----
Independent Auditors' Report                                                                        F-2

Consolidated Statements of Operations for the Three Fiscal Years Ended December 26, 2001            F-3

Consolidated Balance Sheets as of December 27, 2000 and December 26, 2001                           F-4

Consolidated Statements of Stockholder's Equity (Deficit) for the Three Years Ended                 F-5
December 26, 2001

Consolidated Statements of Cash Flows for the Three Fiscal Years Ended December 26, 2001            F-6

Notes to Consolidated Financial Statements                                                          F-8

Financial Statement Schedule: Condensed Financial Information of Registrant                         S-1

INDEPENDENT AUDITORS' REPORT

Board of Directors
FRD Acquisition Co.:

We have audited the accompanying consolidated balance sheets of FRD Acquisition Co. (Debtor-in-Possession) and subsidiaries (the "Company") as of December 26, 2001 and December 27, 2000 and the related consolidated statements of operations, stockholder's equity (deficit) and cash flows for each of the three fiscal years in the period ended December 26, 2001. Our audits also included the financial statement schedule listed in the Index. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 26, 2001 and December 27, 2000, and the results of its operations and cash flows for each of the three fiscal years in the period ended December 26, 2001, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

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

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Notes 1 and 9, the Company's continued deterioration in operating performance and failure to make the scheduled January 16, 2001 interest payment (and all subsequent interest payments to date) on its Senior Notes raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also discussed in Note 1. The consolidated financial statements do not include adjustments that might result from the outcome of this uncertainty.


DELOITTE & TOUCHE LLP


Greenville, South Carolina
February 19, 2002, except
as to Note 9, which
is as of March 8, 2002

                               FRD ACQUISITION CO.
                             (DEBTOR-IN-POSSESSION)
                      CONSOLIDATED STATEMENTS OF OPERATIONS






                                                                                         FISCAL YEAR ENDED
                                                                   ---------------------------------------------------------------
                                                                   DECEMBER 29,             DECEMBER 27,              DECEMBER 26,
                                                                       1999                    2000                       2001
                                                                   ------------             ------------              ------------
(In thousands)
Revenue:
   Company restaurant sales                                          $ 381,474                $ 362,721                $ 343,078
   Franchise and foreign licensing revenue                               8,316                    8,339                    7,866
                                                                     ---------                ---------                ---------
      Total operating revenue                                          389,790                  371,060                  350,944
                                                                     ---------                ---------                ---------
Cost of company restaurant sales:
   Product cost                                                         99,917                   95,164                   85,826
   Payroll and benefits                                                148,709                  144,701                  142,948
   Occupancy                                                            22,211                   20,330                   25,235
   Other operating expenses                                             54,187                   52,214                   49,730
                                                                     ---------                ---------                ---------
      Total cost of company restaurant sales                           325,024                  312,409                  303,739
Franchise restaurant costs                                               3,895                    3,499                    3,449
General and administrative expenses                                     15,427                   16,958                   16,012
Management fees to Advantica                                             3,873                    3,689                    3,487
Allocated costs from Advantica                                           2,600                    2,548                    2,525
Amortization of reorganization value in
   excess of amounts allocable to identifiable
   assets                                                               38,586                   18,743                       --
Depreciation and other amortization                                     32,034                   28,732                   24,209
Impairment charges                                                      60,500                   68,000                    8,605
Gains on refranchising and other, net                                     (528)                     (67)                      --
                                                                     ---------                ---------                ---------
      Total operating costs and expenses                               481,411                  454,511                  362,026
                                                                     ---------                ---------                ---------
Operating loss                                                         (91,621)                 (83,451)                 (11,082)
                                                                     ---------                ---------                ---------
Other expenses:
   Interest expense, net (contractual interest for the
     year ended December 26, 2001: $24,956)                             24,769                   26,607                    9,663
   Other nonoperating expenses, net                                        116                      117                      951
                                                                     ---------                ---------                ---------
      Total other expenses, net                                         24,885                   26,724                   10,614
                                                                     ---------                ---------                ---------
Loss before reorganization items and taxes                            (116,506)                (110,175)                 (21,696)
Reorganization items                                                        --                       --                    3,878
                                                                     ---------                ---------                ---------
Loss before taxes                                                     (116,506)                (110,175)                 (25,574)
Provision for income taxes                                              19,151                      384                      322
                                                                     ---------                ---------                ---------
Net loss                                                             $(135,657)               $(110,559)               $ (25,896)
                                                                     =========                =========                =========


                 See notes to consolidated financial statements.

                               FRD ACQUISITION CO.
                             (DEBTOR-IN-POSSESSION)
                           CONSOLIDATED BALANCE SHEETS



                                                                                   DECEMBER 27,             DECEMBER 26,
                                                                                       2000                     2001
                                                                                   ------------             -------------
(In thousands)
ASSETS
Current Assets:
   Cash and cash equivalents                                                        $   1,989                $  17,775
   Receivables                                                                          4,755                    3,583
   Inventories                                                                          2,767                    2,650
   Other                                                                                3,169                    3,265
                                                                                    ---------                ---------
                                                                                       12,680                   27,273
                                                                                    ---------                ---------

Property and equipment                                                                167,748                  146,952
Accumulated depreciation                                                              (73,520)                 (77,482)
                                                                                    ---------                ---------
                                                                                       94,228                   69,470
                                                                                    ---------                ---------
Other Assets:
   Other intangibles, net                                                              13,190                   11,445
   Other                                                                                3,822                    5,817
                                                                                    ---------                ---------
                                                                                       17,012                   17,262
                                                                                    ---------                ---------
                                                                                    $ 123,920                $ 114,005
                                                                                    =========                =========
LIABILITIES AND STOCKHOLDER'S DEFICIT
Current Liabilities:
   Current maturities of long-term debt                                             $  41,909                $  53,269
   Accounts payable                                                                    16,678                   12,403
   Accrued salaries and vacation                                                        7,975                    7,700
   Accrued insurance                                                                    3,039                    3,616
   Accrued interest                                                                       498                    1,047
   Payable to Advantica                                                                    --                    5,234
   Other                                                                               14,114                   13,613
                                                                                    ---------                ---------
                                                                                       84,213                   96,882
                                                                                    ---------                ---------
Long-Term Liabilities:
   Debt, less current maturities                                                        7,323                    4,680
   Liability for insurance claims                                                       5,992                    8,118
   Other noncurrent liabilities                                                        11,078                   11,982
                                                                                    ---------                ---------
                                                                                       24,393                   24,780
                                                                                    ---------                ---------
Total liabilities not subject to compromise                                           108,606                  121,662
Liabilities subject to compromise                                                     203,619                  206,544
                                                                                    ---------                ---------
Total liabilities                                                                     312,225                  328,206
                                                                                    ---------                ---------

Commitments and Contingencies

Stockholder's Deficit:
   Common stock: par value $0.10; 1,000 shares authorized, issued and
     outstanding                                                                           --                       --
   Paid-in capital                                                                     99,719                   99,719
   Deficit                                                                           (288,024)                (313,920)
                                                                                    ---------                ---------
                                                                                     (188,305)                (214,201)
                                                                                    ---------                ---------
                                                                                    $ 123,920                $ 114,005
                                                                                    =========                =========

                 See notes to consolidated financial statements.

                               FRD ACQUISITION CO.
                             (DEBTOR-IN-POSSESSION)
            CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY (DEFICIT)


                                                                                                      TOTAL
                                     COMMON STOCK               ADDITIONAL                        STOCKHOLDER'S
                                 ---------------------           PAID-IN                             EQUITY/
                                 SHARES         AMOUNT           CAPITAL          DEFICIT           (DEFICIT)
                                 ------         ------          ----------        -------         --------------
(Dollars in thousands)
Balance December 30, 1998         1,000         $     --         $99,719         $ (41,808)         $  57,911
Net loss                             --               --              --          (135,657)          (135,657)
                                  -----         --------         -------         ---------          ---------
Balance December 29, 1999         1,000               --          99,719          (177,465)           (77,746)
Net loss                             --               --              --          (110,559)          (110,559)
                                  -----         --------         -------         ---------          ---------
Balance December 27, 2000         1,000               --          99,719          (288,024)          (188,305)
Net loss                             --               --              --           (25,896)           (25,896)
                                  -----         --------         -------         ---------          ---------
Balance December 26, 2001         1,000         $     --         $99,719         $(313,920)         $(214,201)
                                  =====         ========         =======         =========          =========


                 See notes to consolidated financial statements.

                               FRD ACQUISITION CO.
                             (DEBTOR-IN-POSSESSION)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                           FISCAL YEAR ENDED
                                                            --------------------------------------------------
                                                            DECEMBER 29,       DECEMBER 27,       DECEMBER 26,
                                                               1999               2000               2001
                                                            ------------       ------------       ------------
(In thousands)
Cash Flows from Operating Activities:
Net loss                                                     $(135,657)         $(110,559)         $(25,896)
Adjustments to Reconcile Net Loss to Cash Flows from
   Operating Activities:
   Amortization of reorganization value in excess of
      amounts allocable to identifiable assets                  38,586             18,743                --
   Depreciation and other amortization                          32,034             28,732            24,209
   Impairment charges                                           60,500             68,000             8,605
   Amortization of deferred financing costs                      1,315                762               631
   Amortization of debt premium                                 (1,667)            (1,850)               --
   Gain on refranchising and other, net                           (528)               (67)               --
   Deferred tax provision                                       18,744                 --                --
   Decrease (increase) in assets:
      Receivables                                                1,491                 97             1,506
      Inventories                                                  370                (67)              117
      Other current assets                                         (59)            (1,531)             (428)
      Other assets                                              (2,608)               649            (2,657)
   Increase (decrease) in liabilities:
      Accounts payable                                          (1,069)            (2,615)           (4,275)
      Accrued salaries and vacation                             (2,340)               116              (275)
      Payable to Advantica                                       7,069              5,602             5,234
      Other accrued liabilities                                 (3,131)              (146)              (41)
      Liability for self-insurance claims                       (2,908)            (2,413)            2,703
      Other noncurrent liabilities                              (1,321)            (2,454)              992
      Liabilities subject to compromise                             --                 --             2,925
                                                             ---------          ---------          --------
Net cash flows provided by operating activities                  8,821                999            13,350
                                                             ---------          ---------          --------

Cash Flows from Investing Activities:
   Purchase of property                                        (22,570)           (13,679)           (6,304)
   Proceeds from disposition of property                           590                 16                11
                                                             ---------          ---------          --------
Net cash flows used in investing activities                    (21,980)           (13,663)           (6,293)
                                                             ---------          ---------          --------


                 See notes to consolidated financial statements.

                               FRD ACQUISITION CO.
                             (DEBTOR-IN-POSSESSION)
               CONSOLIDATED STATEMENTS OF CASH FLOWS-- (CONTINUED)


                                                                      FISCAL YEAR ENDED
                                                        --------------------------------------------------
                                                        DECEMBER 29,       DECEMBER 27,      DECEMBER 26,
                                                           1999               2000              2001
                                                        ------------       ------------      -------------
(In thousands)
Cash Flows from Financing Activities:
   Principal debt payments, net                          $(14,290)         $ (2,939)         $ (6,817)
   Term loan proceeds                                      30,000                --                --
   Working capital borrowings, net                             --             9,200            15,546
                                                         --------          --------          --------
Net cash flows provided by financing activities            15,710             6,261             8,729
                                                         --------          --------          --------
Increase (decrease) in cash and cash equivalents            2,551            (6,403)           15,786
Cash and cash equivalents at:
   Beginning of year                                        5,841             8,392             1,989
                                                         --------          --------          --------
   End of year                                           $  8,392          $  1,989          $ 17,775
                                                         ========          ========          ========


Supplemental Cash Flow Information:
   Income taxes paid                                     $    236          $    339          $    279
                                                         ========          ========          ========
   Interest paid                                         $ 23,580          $ 26,692          $  5,136
                                                         ========          ========          ========

Non cash financing activities:
   Capital lease obligations                             $    226          $    199          $     76
                                                         ========          ========          ========


                 See notes to consolidated financial statements.

                               FRD ACQUISITION CO.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 BASIS OF REPORTING AND 2001 RESTRUCTURING

FRD Acquisition Co. ("FRD" or, together with its subsidiaries, the "Company") was incorporated in February 1996 as a wholly owned subsidiary of a predecessor of Advantica Restaurant Group, Inc. ("Advantica"). FRD owns and operates the Coco's and Carrows restaurant chains. At December 26, 2001, the Company owned 251 full-service restaurants located primarily in six states, with approximately 89% of its restaurants located in California. Additionally, at December 26, 2001, the Company was the licensor of 298 restaurants located primarily in Japan and South Korea and the franchisor of 68 restaurants in the United States.

On February 17, 2000, Advantica announced that it would begin immediately exploring the sale of FRD's operating subsidiaries.

On February 14, 2001, FRD filed a voluntary petition for relief under Chapter 11 of Title 11 of the United States Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"), Case No. 01-0436-PJW. None of the Company's operating subsidiaries are a party to or are included in these Chapter 11 proceedings. FRD is currently operating its business as a debtor-in-possession pursuant to Sections 1107(a) and 1108 of the Bankruptcy Code and subject to the jurisdiction of the Bankruptcy Court. The financial statements of the Company have been prepared on a going concern basis, which contemplates the continuity of operations, the realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business.

FRD's Chapter 11 filing is intended to preserve and maximize the going concern value of FRD's operating subsidiaries by allowing them to continue to operate in the ordinary course of business, without the need to commence Chapter 11 cases of their own. The events leading to FRD's Chapter 11 filing include the continued deterioration of the performance of FRD's operating subsidiaries due to increased competition, outdated facilities and unfavorable industry trends. As a result, FRD failed to make the scheduled January 16, 2001 interest payment (and all subsequent interest payments to date) due on its prepetition 12.5% Senior Notes due July 15, 2004 (the "Senior Notes"). Additionally, at December 26, 2001, FRD's operating subsidiaries were not in compliance with certain covenants under the Coco's/Carrows Credit Facility (see Note 9). All of these matters raise substantial doubt about the Company's ability to continue as a going concern. The Company's continued existence is dependent upon several factors including the Company's ability to sell its operating subsidiaries or restructure its liabilities through the bankruptcy process.

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

On February 19, 2002, FRD, FRI-M, Coco's and Carrows, along with Advantica and its wholly owned subsidiary Denny's, Inc. ("Denny's"), entered into a stipulation and agreement of settlement (the "Settlement Agreement") with the official committee of unsecured creditors of FRD seeking to resolve various disputes relating to the administration of FRD's pending bankruptcy case. The Settlement Agreement sets forth, amount other things, terms under which the expenses incurred by FRD in connection with the Chapter 11 case, including but not limited to fees and expenses of counsel and advisors for FRD and the official committee of unsecured creditors, will be paid by FRD's subsidiaries. See Note 9 to the Consolidated Financial Statements for additional information.

The Company's financial statements for the years ended December 27, 2000 and December 26, 2001 have been presented in conformity with the American Institute of Certified Public Accountants' Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7"). Prior periods' comparative balances have not been reclassified to conform with the current year's balances stated under SOP 90-7. In accordance with SOP 90-7, all prepetition liabilities of FRD that are subject to compromise through this bankruptcy proceeding are segregated in the Company's Consolidated Balance Sheets as "liabilities subject to compromise" (see Note 8). These liabilities are recorded at the amounts expected to be allowed as claims by the Bankruptcy Court rather than estimates of the amounts for which those allowed claims may be settled as a result of any plan of reorganization approved by the Bankruptcy Court.

The Consolidated Financial Statements include the accounts of the operating subsidiaries of the Company which are not a party to the previously described Chapter 11 proceedings. Certain prior year amounts have been reclassified to conform to the current year presentation.

The following condensed financial statements of FRD have been prepared using the equity method of accounting for reporting the results of all wholly owned subsidiaries of FRD that are not a party to the Chapter 11 proceedings.

FRD Acquisition Co.
(Debtor-in-Possession)
Condensed Statement of Operations


                                                                          FISCAL YEAR ENDED
                                                                   ------------------------------
                                                                   DECEMBER 27,      DECEMBER 26,
                                                                      2000              2001
(In thousands)                                                     ------------      ------------
General and administrative expenses                                 $   6,237          $  6,012
                                                                    ---------          --------
Operating loss                                                         (6,237)           (6,012)
                                                                    ---------          --------
Other expense:
   Equity in net loss of subsidiary                                    86,407            13,870
   Interest expense (contractual expense for the year ended
      December 26, 2001: $17,529)                                      17,915             2,136
                                                                    ---------          --------
      Total other expense                                             104,322            16,006
                                                                    ---------          --------
Loss before reorganization items                                     (110,559)          (22,018)
Reorganization items                                                       --             3,878
                                                                    ---------          --------
Net loss                                                            $(110,559)         $(25,896)
                                                                    =========          ========

FRD Acquisition Co.
(Debtor-in-Possession)
Condensed Balance Sheet

                                                                     DECEMBER 27,       DECEMBER 26,
                                                                        2000               2001
                                                                     ------------       -------------
(In thousands)
ASSETS
Cash                                                                    $      --          $     325
Deferred financing costs                                                      545                523
Investment in subsidiary                                                  147,350            133,919
                                                                        ---------          ---------
                                                                        $ 147,895          $ 134,767
                                                                        =========          =========

LIABILITIES AND STOCKHOLDER'S DEFICIT
Liabilities not subject to compromise                                   $      --          $   9,092
Liabilities subject to compromise (eliminated in consolidation)           132,581            133,332
Liabilities subject to compromise (Note 8)                                203,619            206,544
                                                                        ---------          ---------
Total Liabilities                                                         336,200            348,968
Stockholder's Deficit                                                    (188,305)          (214,201)
                                                                        ---------          ---------
                                                                        $ 147,895          $ 134,767
                                                                        =========          =========

NOTE 2 SUMMARY OF CRITICAL AND OTHER SIGNIFICANT ACCOUNTING POLICIES

The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates, including those related to allowances for doubtful accounts, self-insurance liabilities, impairment of long-lived assets, income taxes, and contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that its believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions; however, the Company believes that its estimates, including those for the above-described items, are reasonable and that actual results will not vary significantly from the estimated amounts.

The Company believes the following critical accounting policies relate to its more significant judgments and estimates used in the preparation of its Consolidated Financial Statements:

Allowances for Doubtful Accounts. The Company maintains allowances for doubtful accounts primarily for estimated losses resulting from the inability of its franchisees to make required payments for franchise royalties, rent, advertising and notes receivable. In assessing recoverability of these receivables, the Company makes assumptions regarding the financial condition of the franchisees based primarily on past payment trends and periodic financial information which the franchisees are required to submit to it. If the financial condition of its franchisees were to deteriorate and result in an impairment of their ability to make payments, the Company may be required to increase its allowances by recording additional bad debt expense. Likewise, should the financial condition of its franchisees improve and result in payments or settlements of previously reserved amounts, the Company may be required to record a reduction in bad debt expense to reverse its allowances.

Self-Insurance Liabilities. The Company records liabilities for insurance claims during periods in which it has been insured under large deductible programs and/or has been self-insured for its workers' compensation, general/product and automobile insurance liabilities. The liabilities for prior and current estimated incurred losses are discounted to their present value based on expected loss payment patterns determined by independent actuaries. If these patterns were to deteriorate, the Company may be required to increase its self-insurance liabilities by recording additional insurance expense. Likewise, should these patterns improve, the Company may be required to reduce its self-insurance liabilities by recording a reduction in insurance expense. The total discounted insurance liabilities recorded at December 27, 2000 and December 26, 2001 were $8.8 million and $11.5 million, respectively, reflecting a 5% discount rate for 2000 and 2001. The related undiscounted amount at such dates were $9.8 million and $12.9 million, respectively.

Impairment of Long-Lived Assets. The Company's long-lived assets include property and other intangible assets. The Company currently follows the provisions of Statement of Financial Accounting Standards No. 121 ("SFAS 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." In accordance with SFAS 121, the Company assesses impairment of long-lived assets whenever changes or events indicate that the carrying value may not be recoverable. The Company assesses impairment of restaurant-level assets based on the operating cash flows of the restaurant and its plans for restaurant closings. In accordance with SFAS 121, the Company writes down other long-lived assets to fair value if, based on an analysis, the sum of the expected future undiscounted cash flows is less than the carrying amount of the assets. Impairment of reorganization value and other intangible assets recognized in 1999 and 2000 was evaluated based on future discounted cash flows. At December 27, 2000, all reorganization value and franchise right intangible assets had been fully written off. See Note 6 and New Accounting Standards below.

Income Taxes. The Company records a valuation allowance to reduce its net deferred tax assets to the amount that is more likely than not to be realized. While the Company has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for its valuation allowance, in the event the Company was to determine that it would be able to realize its deferred tax assets in the future in an amount in excess of the net recorded amount, an adjustment to the deferred tax assets would increase income (except for the valuation allowance established in connection with the adoption of fresh start reporting on January 7, 1998 -- see Note 10) in the period such determination was made.

Contingencies and Litigation. In addition to FRD's bankruptcy proceedings discussed in Note 1, the Company is subject to legal proceedings involving ordinary and routine claims incidental to its business as well as legal proceedings that are nonroutine and include compensatory or punitive damage claims. The Company's ultimate legal and financial liability with respect to such matters cannot be estimated with certainty and requires the use of estimates in recording liabilities for potential litigation settlements. If these estimates or the related facts and circumstances change in the future, the Company may be required to increase or reduce its settlement liabilities by recording additional legal expense or by recording a reduction in legal expense.

Also, the following accounting policies significantly affect the preparation of our consolidated financial statements:

Cash and Cash Equivalents. The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Inventories. Inventories consist primarily of food and liquor and are stated at the lower of cost (first-in, first-out) or market.

Property and Depreciation. Property is depreciated on a straight-line basis over estimated useful lives (buildings principally over 20 years and furniture, fixtures and equipment over 3 to 8 years).

Other Intangible Assets. Other intangible assets consist primarily of franchise and other operating agreements. Such assets are being amortized on a straight-line basis over the useful lives of the franchise and other agreements. At December 27, 2000 and December 26, 2001, accumulated amortization of franchise operating rights and agreements totaled approximately $3.8 million and $5.1 million, respectively. See Note 6 for a discussion of impairment charges related to the intangible assets. See also New Accounting Standards.

Deferred Financing Costs. Costs related to the issuance of debt are deferred and amortized as a component of interest expense using the straight-line method over the terms of the respective debt issues.

Franchise and License Fees. Initial franchise and license fees are recognized when all of the material obligations have been performed and conditions have been satisfied, typically when operations have commenced. Continuing fees, such as royalties and rents, are recorded as income on a monthly basis.

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

Cash proceeds received from sales of company-owned restaurants were $0.6 million for the fiscal year ended December 29, 1999. Cash proceeds for the fiscal years ended December 27, 2000 and December 26, 2001 were not significant.

Advertising. Production costs for radio and television advertising are expensed in the year in which the commercials are initially aired. Advertising expense totaled $13.2 million for the fiscal year ended December 29, 1999, $10.1 million for the fiscal year ended December 27, 2000 and $6.2 million for December 26, 2001. Prepaid advertising included in the Consolidated Balance Sheets totaled $0.5 million at both December 27, 2000 and December 26, 2001.

Cash Overdrafts. The Company has included in accounts payable on the accompanying balance sheets cash overdrafts totaling $8.3 million at December 27, 2000 and $5.4 million at December 26, 2001.

Foreign Currency Exposure. The Company is the licensor of Coco's restaurants primarily in Japan and South Korea. Royalties due to the Company are paid in foreign currency based on sales attributable to such Coco's. The receivable balance at December 26, 2001 primarily represents ten months of Coco's Japan royalties expected to be received in March 2002. Because this royalty is paid annually, the Company has potential exposure that exchange rates may fluctuate causing an unfavorable impact on the receivable balance. At December 27, 2000 and December 26, 2001, the net royalty receivable amounted to $2.3 million and $1.9 million, respectively. The Company recognized foreign currency transaction losses of $0.1 million, $0.1 million and $0.3 million for the years ended December 29, 1999, December 27, 2000 and December 26, 2001, respectively. These losses are included as a component of other nonoperating expenses on the Consolidated Statements of Operations.

New Accounting Standards. In June 1998, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities." This statement established accounting and reporting standards for derivative financial instruments and for hedging activities. It requires that entities recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The accounting for changes in fair value of the derivative (i.e., gains and losses) depends on the intended use of the derivative and the resulting designation. In June 2000, the FASB issued Statement of Financial Accounting Standards No. 138 ("SFAS 138"), "Accounting for Certain Derivative Instruments and Certain Hedging Activities -- an amendment of FASB Statement No. 133," which amended certain provisions of SFAS 133 to clarify areas causing difficulties in implementation, including expanding the normal purchase and sale exemption for supply contracts. The Company adopted SFAS 133 and the corresponding amendments under SFAS 138 at the beginning of fiscal year 2001 in accordance with Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133." SFAS 133, as amended by SFAS 138, did not have a material impact on the Company's consolidated results of operations, financial position or cash flows.

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations." SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The adoption of SFAS 141 has had no impact on the Company's financial statements.

Also in July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets," which will be effective for the Company beginning December 27, 2001, the first day of its 2002 fiscal year. Among other things, SFAS 142 discontinues goodwill amortization and provides for the analysis of goodwill impairment and reassessing the useful lives of intangibles. The Company has no goodwill recorded, and it has determined that it has no intangible assets with indefinite lives. During the first quarter of 2002, the Company will complete its testing of intangible assets with definite lives. At this time, however, the Company does not anticipate a change in the useful lives of its intangible assets nor does it expect to incur an impairment charge as a result of implementing SFAS 142.

In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 supersedes SFAS 121 and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," related to the disposal of a segment of a business. SFAS 144 will be effective for the Company beginning December 27, 2001, the first day of its 2002 fiscal year. The Company does not expect the adoption of the statement to have a significant impact on its financial position or future results of operations.

NOTE 3 RECEIVABLES

A summary of receivables follows (in thousands):


                                                                    DECEMBER 27,     DECEMBER 26,
                                                                       2000             2001
                                                                    -----------      ------------
         License and franchise fees and related receivables         $ 2,869          $ 2,254
         Trade, principally credit cards                              1,039              472
         Notes receivable                                               147              149
         Other                                                          895              939
         Allowance for doubtful accounts                               (195)            (231)
                                                                    -------          -------
                                                                    $ 4,755          $ 3,583
                                                                    =======          =======

NOTE 4 OTHER CURRENT ASSETS

A summary of other current assets follows (in thousands):


                                         DECEMBER 27,               DECEMBER 26,
                                            2000                       2001
                                         ------------               ------------
         Prepaid rent                     $1,900                    $1,893
         Prepaid other                     1,269                     1,372
                                          ------                    ------
                                          $3,169                    $3,265
                                          ======                    ======

NOTE 5 PROPERTY AND EQUIPMENT

A summary of property and equipment follows (in thousands):


                                                                          DECEMBER 27,                 DECEMBER 26,
                                                                              2000                         2001
                                                                          ------------                 ------------
         Land                                                              $   2,383                     $   2,383
         Buildings and improvements                                          112,721                       102,413
         Furniture, fixtures and equipment                                    49,736                        41,262
         Projects under construction                                           2,908                           894
                                                                           ---------                     ---------
                                                                             167,748                       146,952
         Less accumulated depreciation and amortization                      (73,520)                      (77,482)
                                                                           ---------                     ---------
                                                                           $  94,228                     $  69,470
                                                                           =========                     =========


Property under capitalized leases in the amount of $26.3 million and $22.1 million at December 27, 2000 and December 26, 2001, respectively, is included in buildings and improvements. Accumulated amortization of property under capital leases amounted to $15.5 million and $16.3 million at December 27, 2000 and December 26, 2001, respectively. Capital leases primarily relate to buildings on certain restaurant properties. The land portions of these leases are accounted for as operating leases.

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


                                                 FISCAL YEAR ENDED
                                --------------------------------------------------
                                DECEMBER 29,      DECEMBER 27,       DECEMBER 26,
                                   1999              2000               2001
                                ------------      ------------       ------------
         Minimum rent            $ 19,996          $ 20,783          $ 26,120
         Contingent rent            2,915             2,643             1,891
         Sublease rent               (700)           (3,096)           (2,777)
                                 --------          --------          --------
                                 $ 22,211          $ 20,330          $ 25,234
                                 ========          ========          ========

At December 26, 2001, the present value of capitalized lease obligations and the future minimum lease payments on noncancelable operating leases were (in thousands):

                                                                           CAPITAL LEASES                OPERATING LEASES
                                                                     ------------------------       -------------------------
                                                                      MINIMUM         MINIMUM         MINIMUM        MINIMUM
                                                                       LEASE         SUBLEASE          LEASE         SUBLEASE
                                                                      PAYMENTS       RECEIPTS         PAYMENTS       RECEIPTS
                                                                      --------       --------         -------        ---------
            Due In:
            2002                                                     $ 3,271         $1,283         $ 17,611         $1,240
            2003                                                       2,459          1,012           15,893          1,069
            2004                                                       1,427            872           13,639            874
            2005                                                         899            774           11,614            664
            2006                                                         592            566           10,409            480
            Subsequent years                                           2,076          2,003           57,362          1,596
                                                                     -------         ------         --------         ------
                Total                                                 10,724         $6,510         $126,528         $5,923
                                                                                     ======         ========         ======
            Less imputed interest                                      3,521
                                                                     -------
            Present value of capital lease obligation                $ 7,203
                                                                     =======

Payments for certain FRD operating leases are being made by the Company's predecessor in accordance with the provisions of the stock purchase agreement signed at the date of the acquisition of Coco's and Carrows. As such, these payments have been excluded from the amount of minimum lease payments and minimum sublease receipts reported above.

NOTE 6 IMPAIRMENT CHARGES

Upon emergence from bankruptcy as of January 7, 1998, Advantica adopted fresh start reporting pursuant to the guidance provided by SOP 90-7. Under fresh start reporting, the reorganization value that was not attributable to specific tangible or identified intangible assets was reported as reorganization value in excess of amounts allocable to identifiable assets ("reorganization value"). Advantica "pushed down" the impact of fresh start reporting to its subsidiaries, including the Company.

Due to the presence of certain conditions at December 29, 1999 and December 27, 2000, including the market discount on certain of the Company's debt instruments and certain operating trends, the Company performed an impairment assessment of the carrying amount of reorganization value, net of accumulated amortization, and certain of its other intangible assets. In performing the analysis, management utilized a discounted future cash flow model and recorded impairment charges of $60.5 million and $60.3 million, respectively, representing the difference between the estimated value of the Company resulting from the cash flow model and the value of the Company's net assets recorded at December 29, 1999 and December 27, 2000 prior to the recognition of impairment. The 2000 impairment charge of $60.3 million was first applied to eliminate the remaining $37.1 million balance of reorganization value. The remaining $23.2 million was then applied to intangible assets, eliminating the carrying value of franchise rights.

In 2000 and 2001, the Company recorded impairment charges of $7.7 million and $8.6 million, respectively, related to the assets of certain underperforming restaurants and to certain other identifiable intangible assets. These impairments were based on the difference between the estimated future discounted cash flows and the carrying value of those assets at the time of the impairment.

NOTE 7 OTHER ASSETS

A summary of other assets follows:


                                               DECEMBER 27,          DECEMBER 26,
                                                  2000                  2001
                                               ------------          ------------
         (In thousands)
         Deposits                               $    230               $  3,541
         Debt issuance costs, net                  2,020                  1,388
         Other                                     1,572                    888
                                                --------               --------
                                                $  3,822               $  5,817
                                                ========               ========

NOTE 8 LIABILITIES SUBJECT TO COMPROMISE

Liabilities subject to compromise include the following (see Note 1):


                                                                           DECEMBER 27,          DECEMBER 26,
                                                                              2000                   2001
                                                                           -----------           ------------
     (In thousands)
     12.5% Senior Notes due July 15, 2004                                   $156,897               $156,897
     Premium on 12.5% Senior Notes, effective rate 10.95% (a)                  8,322                  8,051
     Payable to Advantica                                                     29,411                 30,210
     Accrued interest                                                          8,989                 11,386
                                                                            --------               --------
     Total liabilities subject to compromise                                $203,619               $206,544
                                                                            ========               ========

--------------------
(a) Upon its emergence from bankruptcy on January 7, 1998, Advantica adopted fresh start reporting in accordance with SOP 90-7, resulting in an adjustment of assets and liabilities to their fair values. Advantica "pushed down" the impact of fresh start reporting to the Company, which resulted in the recording of a premium on the Senior Notes.

FRD currently has outstanding $156.9 million aggregate principal amount of Senior Notes. The Senior Notes, by their terms, mature on July 15, 2004. On January 16, 2001, FRD elected not to make the interest payment due (and all subsequent interest payments to date) with respect to the Senior Notes. As a result of the nonpayments, and as a result of FRD's Chapter 11 filing on February 14, 2001, FRD is in default under the indenture governing the Senior Notes. Therefore, the Senior Notes are included in liabilities subject to compromise in the Consolidated Balance Sheets. As described in more detail in
Note 1, the bankruptcy filing operates as an automatic stay of all collection and enforcement actions by the holders of the Senior Notes with respect to FRD's failure to make the interest payments when due.

NOTE 9 DEBT

Long-term debt, including capitalized lease obligations, is comprised of the following:



                                                                        DECEMBER 27,            DECEMBER 26,
                                                                           2000                    2001
                                                                        ------------            ------------
          (In thousands)
          12.5% Senior Notes due July 15, 2004,
             interest payable semi-annually                                    (a)                      (a)
          Term loan, principal payable quarterly                        $   30,000               $   26,000
          Revolver                                                           9,200                   24,746
          Capitalized lease obligations                                     10,032                    7,203
                                                                        ----------               ----------
                                                                            49,232                   57,949
          Premium on 12.5% Senior notes, effective rate 10.95%                 (a)                      (a)
                                                                        ----------               ----------
          Total                                                             49,232                   57,949
          Less current maturities                                           41,909                   53,269
                                                                        ----------               ----------
          Total long-term debt                                          $    7,323               $    4,680
                                                                        ==========               ==========

--------------------------

(a) Included in liabilities subject to compromise at December 27, 2000 and December 26, 2001 (see Note 8).

Aggregate annual maturities of long-term debt not subject to compromise at December 26, 2001 during the next five years and thereafter are as follows (in thousands):


                  Year:
                  -----
                  2002                                         $53,269
                  2003                                           1,922
                  2004                                           1,085
                  2005                                             711
                  2006                                             401
                  Thereafter                                       561
                                                               -------
                                                               $57,949
                                                               =======

FRD's principal operating subsidiaries, Coco's and Carrows, have a $70.0 million senior secured credit facility (the "Coco's/Carrows Credit Facility"), which initially consisted of a $30.0 million term loan and a $40.0 million revolving credit facility. At December 27, 2000, the facility was guaranteed by Advantica. Coco's and Carrows obtained a waiver of compliance from certain third quarter 2000 financial covenants from the former lenders until January 8, 2001. On January 8, 2001, Advantica paid $70.0 million to the former lenders in full and complete satisfaction of Advantica's guarantee of the Coco's/Carrows Credit Facility with a combination of cash on hand and an advance under its revolving credit facility. As a result of its satisfaction of obligations under the guarantee, Advantica was subrogated to the rights and collateral of the former lenders which it immediately assigned to Denny's. Under the terms of the indenture for Advantica's senior notes, Advantica is restricted in its ability to make further investments in FRD. On February 14, 2001, to facilitate the divestiture of its Coco's and Carrows brands and to preserve their going concern value, FRD filed for protection under Chapter 11 of the Bankruptcy Code. For additional information concerning the Chapter 11 filing, see Note 1.

All borrowings under the Coco's/Carrows Credit Facility accrue interest at a variable rate based on the prime rate (approximately 6.8% at December 26, 2001) and are secured by substantially all of the assets of FRD and its subsidiaries, including the issued and outstanding stock of FRI-M and its subsidiaries. Principal installments on the term loan are payable as follows: $2.0 million per quarter for three consecutive quarters beginning June 30, 2001; $3.0 million per quarter for four consecutive quarters beginning March 31, 2002; and $6.0 million for two consecutive quarters beginning March 31, 2003. At December 26, 2001, FRD and its subsidiaries had $26.0 million of outstanding term loan borrowings, working capital borrowings of $24.7 million and letters of credit outstanding of $9.6 million.

The Coco's/Carrows Credit Facility and the indenture under which the Senior Notes have been issued contain a number of restrictive covenants which, among other things, limit (subject to certain exceptions) FRD and its subsidiaries with respect to the incurrence of debt, existence of liens, investments and joint ventures, the declaration or payment of dividends, the making of guarantees and other contingent obligations, mergers, the sale of assets, capital expenditures and material change in their business. In addition, the Coco's/Carrows Credit Facility contains certain financial covenants including provisions for the maintenance of a minimum level of interest coverage (as defined), limitations on ratios of indebtedness (as defined) to earnings before interest, taxes, depreciation and amortization (EBITDA) and limitations on annual capital expenditures. At December 26, 2001, FRD's operating subsidiaries were not in compliance with certain covenants under the Coco's/Carrows Credit Facility, which constitutes an event of default under the facility. As a result of the default, Denny's may exercise certain rights including, but not limited to, the right to terminate commitments, declare the loans outstanding due and payable and seek to foreclose on its collateral. It has agreed not to do so, however, during a 120-day forbearance period under the terms of the Settlement Agreement related to FRD's bankruptcy proceeding.

The cash flows from FRD's subsidiaries are required to be used first to service the Company's indebtedness under the Coco's/Carrows Credit Facility and the Senior Notes and, therefore, other than for payments made under the Coco's/Carrows Credit Facility, the Company's cash flows are generally unavailable to service the debt of Advantica and its other subsidiaries.

On February 19, 2002, FRD, FRI-M, Coco's and Carrows, along with Advantica and Denny's, entered into a Settlement Agreement with the official committee of unsecured creditors of FRD seeking to resolve various disputes relating to the administration of FRD's pending bankruptcy case. The Bankruptcy Court approved the Settlement Agreement on March 8, 2002. Under the terms of the Settlement Agreement, Denny's will allow a 120-day forbearance period (which commenced on March 8, 2002) during which the creditors' committee and FRD and its operating subsidiaries shall use their best efforts to obtain new financing to repay, at a discount, the outstanding borrowings from Denny's (approximately $48.7 million at the date of the Settlement Agreement), plus accrued but unpaid interest, fees and expenses. During this forbearance period, the effort to sell FRD or its assets to a third party will be suspended. If new financing sufficient to repay the outstanding borrowings from Denny's, less a $10 million discount, is obtained by the end of the forbearance period, Denny's will accept such discounted repayment amount in full satisfaction of its claims against FRD and Coco's and Carrows. If FRD is unable to obtain financing to repay this discounted repayment amount by the end of the forbearance period, FRD shall, at the election of the creditors' committee in lieu thereof:

     - pay Denny's the proceeds of any new financing that is obtained, plus additional cash necessary for a total cash repayment to Denny's of at least $20 million,

     - issue new junior secured notes to Denny's in a principal amount equal to the amount of Coco's and Carrows' current obligations to Denny's, minus the amount of any cash paid and any applicable repayment discount as described in the Settlement Agreement (such junior secured notes subordinate in right of payment and as to collateral to the new financing), and

     - issue to Denny's up to 10% of the common stock in FRD dependent upon the amount of cash repaid to Denny's as described above.

The parties have agreed to attempt to replace the outstanding letters of credit (approximately $9.6 million at the date of the Settlement Agreement) and cause the cash deposit provided by Denny's supporting the letters of credit to be released. If the letters of credit are not replaced, Denny's will keep them in place and allow them to terminate in the ordinary course and will receive a separate note payable from Coco's and Carrows to provide reimbursement if any letters of credit are drawn upon. Advantica will continue to provide management and information technology services pursuant to a one-year services agreement at a cost to FRD set forth in the Settlement Agreement.

The Settlement Agreement is also conditioned upon the consent of Denny's revolving credit facility lender. If the terms of the proposed Settlement Agreement, including the financing described above, are satisfied, Advantica's ownership of the common stock of FRD (or controlling interest in the case of the third bullet point above) will transfer to the unsecured creditors of FRD.

NOTE 10 INCOME TAXES

A summary of the provision for income taxes is as follows (in thousands):


                                                                     FISCAL YEAR ENDED
                                                  --------------------------------------------------------
                                                  DECEMBER 29,          DECEMBER 27,          DECEMBER 26,
                                                     1999                  2000                  2001
                                                  ------------          ------------          ------------
     Current:
       Federal                                      $    77               $    --               $    --
       State, foreign and other                         330                   384                   322
                                                    -------               -------               -------
                                                        407                   384                   322
                                                    -------               -------               -------

     Deferred:
       Federal                                       16,291                    --                    --
                                                                                                -------
       State, foreign and other                       2,453                    --                    --
                                                    -------               -------               -------
                                                     18,744                    --                    --
                                                    -------               -------               -------
     Total provision for income taxes               $19,151               $   384               $   322
                                                    =======               =======               =======

The Company joins with Advantica in the filing of consolidated federal and certain consolidated state income tax returns. The Company is a party to a tax-sharing agreement with Advantica that provides for the Company to pay to Advantica the amount of the current income tax liability the Company would have had if the Company had filed separate federal and state income tax returns. The Company reports its income tax expense, deferred tax assets and liabilities following this separate-return method. Some of the Company's deferred tax assets, such as capital loss and net operating loss ("NOL") carryforwards, have been partially utilized by Advantica in the consolidated income tax return. Under the tax-sharing agreement, the Company can use the full amount of these deferred tax assets to offset the Company's future income tax payments to Advantica to the same extent the Company would have utilized the deferred tax assets on a separate return.

The following represents the approximate tax effect of each significant type of temporary difference and carryforward giving rise to deferred income tax assets or liabilities as of December 27, 2000 and December 26, 2001:


                                                                   DECEMBER 27,          DECEMBER 26,
                                                                      2000                  2001
                                                                   ------------          -------------
     (In thousands)
     Deferred tax assets:
        Self-insurance reserves                                    $  3,439                $  3,473
        Debt premium                                                  3,329                   3,221
        Lease reserve                                                 3,511                   4,006
        Fixed assets                                                  3,026                  11,281
        Intangible assets                                             4,524                   3,323
        Other accruals and reserves                                   4,448                   3,754
        General business credit carryforwards                        11,383                   3,988
        Net operating loss carryforwards                             24,288                  30,147
        Alternative minimum tax credit carryforwards                     56                      56
     Less: valuation allowance                                      (55,148)                (59,235)
                                                                   --------                --------
     Total deferred tax assets                                        2,856                   4,014
                                                                   --------                --------
     Deferred tax liabilities:
        Capitalized leases                                           (2,856)                 (4,014)
                                                                   --------                --------
     Total deferred tax liabilities                                  (2,856)                 (4,014)
                                                                   --------                --------
     Total net deferred tax assets                                 $     --                $     --
                                                                   ========                ========

The Company has provided a valuation allowance for the net deferred tax assets which, based on projected future taxable income, it is more likely than not that a tax benefit will not be realized. Accordingly, the tax provision for 2001 primarily relates to the recording of this valuation allowance. Any subsequent reversal of the valuation allowance established in connection with fresh start reporting on January 7, 1998 (approximately $4.5 million at December 26, 2001) will be applied first to reduce identifiable intangible assets followed by a credit directly to equity. During 2001, the Company filed amended federal income tax returns to forgo general business credits previously elected, which reduces the amount of general business credit carryforwards but increases the NOL carryforwards available to future years. These changes are reflected in the valuation allowance.

The difference between the statutory federal income tax rate and the effective tax rate on loss from continuing operations is as follows:


                                                                                        FISCAL YEAR ENDED
                                                                       ----------------------------------------------------
                                                                       DECEMBER 29,         DECEMBER 27,       DECEMBER 26,
                                                                          1999                 2000               2001
                                                                       ------------         ------------       ------------
     Statutory tax (benefit) rate                                           (35)%               (35)%               (35)%
     Difference:
       State, foreign and other taxes, net of federal income
         tax benefit                                                         (1)                 (2)                 (4)
       Amortization and impairment of reorganization value
          in excess amounts allocable to identifiable assets                 30                  18                  --
       Reorganization expenses                                               --                  --                   6
       Portion of net operating losses and unused income tax
          credits resulting from establishment of a valuation
          allowance                                                          22                  19                  34
                                                                          -----               -----                 ---
       Effective tax rate                                                    16%                 --%                  1%
                                                                          =====               =====                 ===

At December 26, 2001, the Company has available, for purposes of its tax sharing agreement with Advantica, alternative minimum tax ("AMT") credits of approximately $56,000. Such AMT credits may be carried forward indefinitely. The Company also has regular and AMT NOL carryforwards of approximately $75 million and $50 million, respectively. The regular NOL carryforwards expire in the years 2008 through 2021 and the AMT NOL carryforwards expire in the years 2017 through 2021. In addition, the Company has FICA tip and work opportunity tax credit carryforwards of approximately $4 million. The FICA tip and work opportunity tax credit carryforwards expire in 2011 through 2019. A portion of the carryforwards may be reduced or lost upon the ultimate disposition of FRD's operating subsidiaries.

In connection with the purchase of FRI-M in 1996, the Company acquired certain income tax attributes which prior to 1999 could be used to offset only the separate taxable income of FRI-M and its subsidiaries. Approximately $35 million of regular NOL carryforwards and $30 million of regular and AMT capital loss carryforwards were acquired in the purchase of FRI-M. Due to FRI-M's ownership changes in January 1994 and again in May 1996, FRI-M's ability to utilize these loss carryforwards, which arose prior to the ownership changes, is limited. Approximately $2 million of the acquired regular NOL carryforwards were utilized to offset 1996 post-acquisition taxable income. The annual limitation for the utilization of approximately $21 million of the acquired NOL carryforwards which were generated after January 1994 is approximately $4 million. The remaining $11 million of the Company's NOL carryforwards which were generated prior to January 1994 can be utilized only to offset pre-January 1994 built-in gains which are recognized in the five year recognition period subsequent to the ownership change. Since sufficient built-in gains have been recognized in the five year recognition period, this $11 million of NOL carryforwards will be available to offset income, if any, generated in years 2001 through 2008. The Company recognized approximately $4 million of capital gains in 1997 and $8 million in 1998 which were utilized to offset some of the capital loss carryover. The remaining capital loss carryforward of approximately $17 million expired in 2000. A substantial portion of the carryforwards may be utilized or lost upon the ultimate disposition of FRD's operating subsidiaries.

NOTE 11 EMPLOYEE BENEFIT PLANS

Certain Company employees are eligible to participate in Advantica's defined contribution plans, whereby eligible employees can elect to contribute from 1% to 15% of their compensation to the plans. The Company makes matching contributions, with certain limitations. The amounts charged to income under these plans were not significant for the fiscal years ended December 29, 1999, December 27, 2000 and December 26, 2001.

Certain employees of FRD have been granted stock options under Advantica's stock option plans which are described below. Advantica and FRD have adopted the disclosure-only provisions of Financial Accounting Standards Board Statement 123 ("SFAS 123"), "Accounting for Stock Based Compensation," while continuing to follow Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees," and related Interpretations in accounting for their stock-based compensation plans. Under APB 25, because the exercise price of the Company's employee stock options equals or exceeds the market price of the underlying stock on the date of grant, no compensation expense is recognized.

Pursuant to Advantica's plan of reorganization, and shortly after January 7, 1998, Advantica adopted the Advantica Restaurant Group Stock Option Plan (the "Non-Officer Plan") and the Advantica Restaurant Group Officer Stock Option Plan (the "Officer Plan"). Effective March 15, 1999, the Non-Officer Plan and the Officer Plan were merged together and the surviving plan's name was changed to the Advantica Stock Option Plan (the "Advantica Plan"). All participants in the Non-Officer Plan and Officer Plan on the effective date of the plan merger continued to be participants in the Advantica Plan and retained all options previously issued to participants under the Officer Plan and the Non-Officer Plan under the same terms and conditions existing at the time of grant.

The Advantica Plan permits the Compensation and Incentives Committee of the Advantica Board (the "Committee") to award stock options as incentives to employees of Advantica. The Committee has sole discretion to determine the exercise price, term and vesting schedule of options awarded under such plans. A total of 7,388,888 shares of Advantica common stock are authorized to be issued under the Company Plan. Under the terms of the Advantica Plan, optionees who terminate for any reason other than cause, disability, retirement or death will be allowed 60 days after the termination date to exercise vested options. Vested options are exercisable for one year when termination is by a reason of disability, retirement or death. If termination is for cause, no option shall be exercisable after the termination date.

In addition to the Advantica Plan, Advantica has adopted the Advantica Restaurant Group Director Stock Option Plan (the "Director Plan"), the terms of which are substantially similar to the terms of the Advantica Plan. A total of 200,000 shares of Advantica common stock are authorized to be issued under the Director Plan. Under each plan, options granted to date generally vest evenly over 3 to 5 years, have a 10-year life and are issued at the market value at the date of grant.

Pro forma information regarding net income is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement. The fair value of the stock options granted in 1999 was estimated at the date of grant using the Black-Scholes option pricing model. No options were granted to FRD employees in 2000 or 2001. The following weighted average assumptions were used for the 1999 grants:


                                               1999
                                             --------
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
Weighted average expected life                 9.0 years

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. FRD is a wholly owned subsidiary of Advantica, and accordingly, per share data is not meaningful and has not been provided. The Company's pro forma information follows:

                                                         FISCAL YEAR ENDED
                                     -------------------------------------------------------------
                                     DECEMBER 29,              DECEMBER 27,           DECEMBER 26,
                                        1999                      2000                   2001
                                     ------------              ------------           ------------
     (In thousands)
     Reported net loss                $(135,657)               $(110,559)               $(25,896)
     Pro forma net loss                (136,064)                (110,791)                (26,057)

A summary of stock options as they relate to FRD employees is presented below:


                                                    1999                          2000                            2001
                                          ---------------------------  ----------------------------     --------------------------
                                                        WEIGHTED-                      WEIGHTED-                      WEIGHTED-
                                                          AVERAGE                       AVERAGE                         AVERAGE
                                          OPTIONS     EXERCISE PRICE     OPTIONS     EXERCISE PRICE      OPTIONS     EXERCISE PRICE
                                          -------     ---------------    -------     --------------      --------    --------------
     (Option amounts in thousands)
     Outstanding, beginning of year          395         $  8.19           588           $  5.77            346         $  6.47
     Granted                                 339            3.58            --                --             --              --
     Forfeited/Expired                      (146)           7.24          (242)             4.77           (131)           7.16
                                            ----                         -----                             ----
     Outstanding, end of year                588            5.77           346              6.47            215            6.05
                                            ====                         =====                             ====
     Options exercisable at year end         115            8.94           224              7.28            145            6.69

The following table summarizes information about stock options outstanding at December 26, 2001:

                                            WEIGHTED-AVERAGE
                               NUMBER            REMAINING        WEIGHTED-         NUMBER
                           OUTSTANDING AT   CONTRACTUAL LIFE       AVERAGE       EXERCISABLE AT       WEIGHTED-
         EXERCISE PRICES      12/26/01        EXERCISE PRICE      12/26/01       EXERCISE PRICE        AVERAGE
         ---------------   --------------  ------------------    ----------     ---------------       ---------
           $   3.50            98,250            7.50              $  3.50              49,250          $ 3.50
               4.69            39,900            6.71                 4.69              29,950            4.69
              10.00            76,925            6.09                10.00              65,450           10.00
                             --------                                                 --------
                              215,075            6.85                 6.05             144,650            6.69
                             ========                                                  =======


The weighted average fair value per option of options granted during the fiscal year ended December 29, 1999 was $2.69. No options were granted during 2000 or 2001.

NOTE 12 REORGANIZATION ITEMS

Reorganization items included in the accompanying Consolidated Statements of Operations consist of the following items:


                                                          Fiscal Year
                                                             Ended
                                                       December 26, 2001
                                                       ------------------

(In thousands)
Professional fees                                         $   3,799
Financing expenses for the debtor-in-possession                 518
Interest income                                                (439)
                                                          ---------
Total reorganization items                                $   3,878
                                                          =========


NOTE 13 COMMITMENTS AND CONTINGENCIES

There are various claims and pending legal actions against or indirectly involving the Company, including actions concerned with civil rights of employees and customers, other employment-related matters, taxes, sales of franchise rights and businesses and other matters. Certain of these are seeking damages in substantial amounts. The amounts of liability, if any, on these direct or indirect claims and actions at December 26, 2001, over and above any insurance coverage in respect to certain of them, are not specifically determinable at this time.

NOTE 14 RELATED PARTY TRANSACTIONS

On January 8, 2001, Advantica paid $70 million in full and complete satisfaction of Advantica's guarantee of the Coco's/Carrows Credit Facility (see Note 9). As a result of its satisfaction of obligations under its guarantee, Advantica was subrogated to the rights and collateral of the former lenders which it immediately assigned to Denny's. On February 14, 2001, to facilitate the divestiture of its Coco's and Carrows brands and to preserve their going concern value, FRD filed for protection under Chapter 11 of the Bankruptcy Code (see
Note 1). At December 26, 2001, FRD's operating subsidiaries were not in compliance with certain covenants under the Coco's/Carrows Credit Facility, which constitutes an event of default under the facility. As a result of the default, Denny's may exercise certain rights under the Coco's/Carrows Credit Facility, including but not limited to the right to terminate commitments, declare the loans outstanding due and payable and seek to foreclose on its collateral. It has agreed not to do so, however, during a 120-day forbearance period under the terms of the Settlement Agreement related to FRD's bankruptcy proceeding.

Certain administrative functions are provided for the Company by Advantica. The Company is allocated a portion of these expenses based upon services received. These allocations, which are in addition to fees equal to one percent of revenues payable to Advantica under the management service agreement, totaled $2.6 million, $2.5 million and $2.5 million for the fiscal years ended December 29, 1999, December 27, 2000, and December 26, 2001, respectively. Advantica's method of allocating these expenses is not the only reasonable method and other reasonable methods of allocation might produce different results. Payment of the fees to Advantica cannot occur unless certain financial targets are met as described in the Company's Senior Notes indenture and in the Coco's/Carrows Credit Facility. Because the Company has not met the required financial targets, no payment has been made relative to these allocations. The amount of unpaid allocated expenses at December 27, 2000 (prior to the FRD Chapter 11 bankruptcy filing on February 14, 2001) has been reported as liabilities subject to compromise in the Consolidated Balance Sheets (see Note 8). Of the $2.5 million allocated to the Company during the fiscal year ended December 26, 2001, $0.3 million related to amounts outstanding at the date of the bankruptcy filing, which have been reported as liabilities subject to compromise. The remaining expenses of $2.2 million that were allocated subsequent to FRD's Chapter 11 filing date are recorded in Payable to Advantica in the December 26, 2001 Consolidated Balance Sheet.

NOTE 15 SEGMENT INFORMATION

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

The Company evaluates performance based on several factors, of which the primary financial measure is business segment operating income before interest, taxes, depreciation, amortization, management fees payable to Advantica and restructuring and impairment charges ("EBITDA as defined"). EBITDA as defined is a key internal measure used to evaluate the amount of cash flow available for debt repayment and funding of additional investments; however, it is not a measure defined by accounting principles generally accepted in the United States of America and should not be considered as an alternative to net income or cash flow data prepared in accordance with accounting principles generally accepted in the United States of America. The Company's measure of EBITDA as defined may not be comparable to similarly titled measures reported by other companies.

The accounting policies of the business segments are the same as those described in the summary of significant accounting policies in Note 2.



                                                                           FISCAL YEAR ENDED
                                                        ------------------------------------------------------
                                                          DECEMBER 29,        DECEMBER 27,        DECEMBER 26,
                                                             1999                2000                2001
                                                        --------------        ------------        -----------
(In thousands)
REVENUE
Coco's                                                    $ 225,307           $ 214,688           $ 198,190
Carrows                                                     164,483             156,372             152,754
                                                          ---------           ---------           ---------
Total consolidated revenue                                $ 389,790           $ 371,060           $ 350,944
                                                          =========           =========           =========

DEPRECIATION AND AMORTIZATION
Coco's                                                    $  39,153           $  26,601           $  14,624
Carrows                                                      31,467              20,874               9,585
                                                          ---------           ---------           ---------
Total consolidated depreciation and amortization          $  70,620           $  47,475           $  24,209
                                                          =========           =========           =========

EBITDA AS DEFINED
Coco's                                                    $  25,259           $  20,397           $  12,336
Carrows                                                      18,113              15,316              12,883
                                                          ---------           ---------           ---------
Total consolidated EBITDA as defined                         43,372              35,713              25,219
Management fees to Advantica                                 (3,873)             (3,689)             (3,487)
Depreciation and amortization expense                       (70,620)            (47,475)            (24,209)
Impairment charge                                           (60,500)            (68,000)             (8,605)
Other charges:
     Interest expense, net                                  (24,769)            (26,607)             (9,663)
     Other, net                                                (116)               (117)               (951)
Reorganization items                                             --                  --              (3,878)
                                                          ---------           ---------           ---------
Consolidated (loss) income before income taxes            $(116,506)          $(110,175)          $ (25,574)
                                                          =========           =========           =========
CAPITAL EXPENDITURES
Coco's                                                    $  12,997           $   9,966           $   4,419
Carrows                                                       9,573               3,713               1,885
                                                          ---------           ---------           ---------
Total consolidated capital expenditures                   $  22,570           $  13,679           $   6,304
                                                          =========           =========           =========

                                      DECEMBER 29,      DECEMBER 27,        DECEMBER 26,
                                         1999              2000                2001
                                      ------------     -------------        ------------
     (In thousands)
     ASSETS
     Coco's                             $137,489          $ 76,668          $ 70,912
     Carrows                              94,385            47,252            43,093
                                        --------          --------          --------
     Total consolidated assets          $231,874          $123,920          $114,005
                                        ========          ========          ========

Because all of the Company's international restaurants are operated by licensees, revenues and long-lived assets located outside the United States are not material.

                                                                      SCHEDULE I

                               FRD ACQUISITION CO.
                              DEBTOR-IN-POSSESSION
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                            CONDENSED BALANCE SHEETS

                                                                       DECEMBER 27,       DECEMBER 26,
                                                                          2000               2001
                                                                       -----------       -------------
     (In thousands)
     ASSETS
     Cash                                                               $      --           $     325
     Deferred financing costs, net of accumulated amortization
       of:  2000 -- $624; 2001 -- $646                                        545                 523
     Investment in subsidiary                                             147,350             133,919
                                                                        ---------           ---------
                                                                        $ 147,895           $ 134,767
                                                                        =========           =========

     LIABILITIES AND STOCKHOLDER'S DEFICIT
     Current liabilities:
        Accrued liabilities                                             $      --           $   2,729

     Long-term liabilities:
        Payable to subsidiary                                                  --               1,150
        Payable to Advantica                                                   --               5,213
                                                                        ---------           ---------
     Total liabilities not subject to compromise                               --               9,092
     Liabilities subject to compromise                                    336,200             339,876
                                                                        ---------           ---------
     Total Liabilities                                                    336,200             348,968
                                                                        ---------           ---------

     Commitments and Contingencies

     Stockholder's Deficit:
     Common stock: par value $0.10; 1,000 shares authorized                    --                  --
     Paid-in capital                                                       99,719              99,719
     Deficit                                                             (288,024)           (313,920)
                                                                        ---------           ---------
     Total Stockholder's Deficit                                         (188,305)           (214,201)
                                                                        ---------           ---------
                                                                        $ 147,895           $ 134,767
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

                                                                      SCHEDULE I

                               FRD ACQUISITION CO.
                              DEBTOR-IN-POSSESSION
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                        CONDENSED STATEMENT OF OPERATIONS



                                                         FISCAL YEAR ENDED
                                                 DECEMBER 27,            DECEMBER 26,
                                                    2000                    2001
                                                 -----------             ------------
(In thousands)
General and administrative expenses               $   6,237                $  6,012
                                                  ---------                --------
Operating loss                                       (6,237)                 (6,012)
                                                  ---------                --------
Other expense:
   Equity in net loss of subsidiary                  86,407                  13,870
   Interest expense                                  17,915                   2,136
                                                  ---------                --------
      Total other expense                           104,322                  16,006
                                                  ---------                --------
Loss before reorganization items                   (110,559)                (22,018)
Reorganization items                                     --                   3,878
                                                  ---------                --------
Net loss                                          $(110,559)               $(25,896)
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

                                                                      SCHEDULE I


                               FRD ACQUISITION CO.
                              DEBTOR-IN-POSSESSION
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                        CONDENSED STATEMENT OF CASH FLOWS




                                                                                  FISCAL YEAR ENDED
                                                                         ------------------------------------
                                                                         DECEMBER 27,             DECEMBER 26,
                                                                            2000                     2001
                                                                         ----------                ----------
(In thousands)
Cash Flows Used In Operating Activities:
   Net loss                                                              $ (110,559)               $  (25,896)
   Amortization of deferred financing costs                                     153                        22
   Amortization of debt premium                                              (1,850)                     (271)
   Equity in net loss from subsidiary                                        86,407                    13,431
   Increase in accrued liabilities                                               --                     2,729
   Increase in amount payable to Advantica                                       --                     5,213
   Increase in amount payable to subsidiary                                      --                       151
   Increase in liabilities subject to compromise                              6,237                     3,196
                                                                         ----------                ----------
Net cash used in operating activities                                       (19,612)                   (1,425)
                                                                         ----------                ----------
Cash Flows Provided by Financing Activities:
   Increase in payable to subsidiary                                             --                     1,000
   Increase in payable to subsidiary subject to compromise                   19,612                       750
                                                                         ----------                ----------
Net cash flows provided by financing activities                              19,612                     1,750
                                                                         ----------                ----------
Net Change in Cash                                                               --                       325
Cash at Beginning of Year                                                        --                        --
                                                                         ----------                ----------
Cash at End of Year                                                      $       --                $      325
                                                                         ==========                ==========

Cash Paid for Interest                                                   $   19,612                $       --
                                                                         ==========                ==========


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

Note 3: Liabilities subject to compromise differ from amounts reflected as such in the consolidated financial statements of FRD Acquisition Co. due to the intercompany payable from FRD Acquisition Co. to subsidiary that eliminates in consolidation. The balance of the intercompany payable was $132,581,000 and $133,332,000 at December 27, 2000 and December 26, 2001, respectively.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           FRD ACQUISITION CO.

                                           By: /s /RHONDA J. PARISH
                                              ----------------------
                                              RHONDA J. PARISH
                                              Executive Vice President, General
                                              Counsel and Secretary
                                              Date: March 26, 2002

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


              Signature                                     Title                                     Date
              ---------                                     -----                                     ----
         /s/ DAVID O. DEVOY                  President and Chief Financial Officer                 March 26, 2002
---------------------------------------      (Principal Executive, Financial and
          (DAVID O. DEVOY)                   Accounting Officer)



         /s/ VERA K. FARRIS                  Director                                              March 26, 2002
----------------------------------------
          (VERA K. FARRIS)



           /s/ DARRELL JACKSON               Director                                              March 26, 2002
----------------------------------------
         (DARRELL JACKSON)



       /s/ NELSON J. MARCHIOLI               Director                                              March 26, 2002
----------------------------------------
        (NELSON J. MARCHIOLI)



            /s/ ROBERT E. MARKS              Director                                              March 26, 2002
----------------------------------------
          (ROBERT E. MARKS)



      /S/ LLOYD I. MILLER, III               Director                                              March 26, 2002
----------------------------------------
       (LLOYD I. MILLER III) I



         /s/ CHARLES F. MORAN                Director                                              March 26, 2002
----------------------------------------
         (CHARLES F. MORAN)



      /s/ ELIZABETH A. SANDERS               Director                                              March 26, 2002
--------------------------------------
        (ELIZABETH A. SANDERS)



        /s/ DONALD R. SHEPHERD               Director                                              March 26, 2002
---------------------------------------
         (DONALD R. SHEPHERD)



          /s/ RAUL R. TAPIA                  Director                                              March 26, 2002
---------------------------------------
          (RAUL R. TAPIA)