Form 10-Q
period 2002-03-27
FRD ACQUISITION CO
filed 2002-05-10
CIK 1017916

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 27, 2002, or

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

                   Yes [X]                       No [ ]

As of May 3, 2002, 1,000 shares of the registrant's Common Stock, $0.10 par value per share, were outstanding, all of which were owned by the registrant's parent, Advantica Restaurant Group, Inc.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

FRD Acquisition Co.
Debtor-in-Possession
Condensed Consolidated Statements of Operations
(Unaudited)


                                                                     Quarter            Quarter
                                                                      Ended              Ended
                                                                 March 27, 2002      March 28, 2001
                                                                 --------------      --------------
(In thousands)
Revenue:
   Company restaurant sales                                        $ 81,562            $ 87,369
   Franchise and license revenue                                      1,810               1,990
                                                                   --------            --------
      Total operating revenue                                        83,372              89,359
                                                                   --------            --------
Cost of company restaurant sales:
   Product costs                                                     19,935              22,377
   Payroll and benefits                                              36,003              36,647
   Occupancy                                                          6,223               5,980
   Other operating expenses                                          11,461              12,885
                                                                   --------            --------
      Total costs of company restaurant sales                        73,622              77,889
Franchise restaurant costs                                              829                 880
General and administrative expenses                                   4,038               3,864
Management fees to Advantica                                            828                 888
Allocated costs from Advantica                                          631                 631
Depreciation and other amortization                                   4,488               6,851
                                                                   --------            --------
      Total operating costs and expenses                             84,436              91,003
                                                                   --------            --------
Operating loss                                                       (1,064)             (1,644)
                                                                   --------            --------
Other expenses:
   Interest expense, net (contractual expense for the quarters
      ended March 27, 2002: $5,916; March 28, 2001: $6,437)           1,505               4,158
   Other nonoperating expenses, net                                      21                 157
                                                                   --------            --------
      Total other expenses, net                                       1,526               4,315
                                                                   --------            --------
Loss before reorganization items and income taxes                    (2,590)             (5,959)
Reorganization items                                                    894                 833
                                                                   --------            --------
Loss before income taxes                                             (3,484)             (6,792)
Provision for income taxes                                               63                  92
                                                                   --------            --------
Net loss                                                           $ (3,547)           $ (6,884)
                                                                   ========            ========



                             See accompanying notes

FRD Acquisition Co.
Debtor-in-Possession
Condensed Consolidated Balance Sheets
(Unaudited)


                                                               March 27, 2002       December 26, 2001
                                                               --------------       -----------------
(In thousands)
ASSETS
Current Assets:
   Cash and cash equivalents                                       $  14,165           $  17,775
   Receivables                                                         4,087               3,583
   Inventories                                                         2,145               2,650
   Other                                                               2,991               3,265
                                                                   ---------           ---------
                                                                      23,388              27,273
                                                                   ---------           ---------

Property and equipment                                               148,678             146,952
Accumulated depreciation                                             (81,673)            (77,482)
                                                                   ---------           ---------
                                                                      67,005              69,470
                                                                   ---------           ---------

Other Assets:
   Other intangibles, net                                              9,797              10,107
   Other                                                               7,766               7,155
                                                                   ---------           ---------
                                                                      17,563              17,262
                                                                   ---------           ---------
Total Assets                                                       $ 107,956           $ 114,005
                                                                   =========           =========



LIABILITIES AND STOCKHOLDER'S DEFICIT
Current Liabilities:
   Current maturities of long-term debt                            $  51,160           $  53,269
   Accounts payable                                                    7,472              12,403
   Accrued salaries and vacation                                      10,113               7,700
   Accrued insurance                                                   4,235               3,616
   Accrued interest                                                      960               1,047
   Payable to Advantica                                                6,708               5,234
   Other                                                              14,321              13,613
                                                                   ---------           ---------
                                                                      94,969              96,882
                                                                   ---------           ---------

Long-term Liabilities:
   Debt, less current maturities                                       4,132               4,680
   Liability for insurance claims                                      8,341               8,118
   Other noncurrent liabilities                                       11,718              11,982
                                                                   ---------           ---------
                                                                      24,191              24,780
                                                                   ---------           ---------
Total liabilities not subject to compromise                          119,160             121,662
Liabilities subject to compromise                                    206,544             206,544
                                                                   ---------           ---------
Total Liabilities                                                    325,704             328,206
Stockholder's Deficit                                               (217,748)           (214,201)
                                                                   ---------           ---------
Total Liabilities and Stockholder's Deficit                        $ 107,956           $ 114,005
                                                                   =========           =========


                             See accompanying notes

FRD Acquisition Co.
Condensed Consolidated Statements of Stockholder's Deficit
Debtor-in-Possession
(Unaudited)


                                    Common Stock         Additional                      Total
                               ----------------------      Paid-in                    Stockholder's
                                Shares        Amount       Capital        Deficit        Deficit
                                ------       --------    ----------     ----------    -------------
(In thousands)
Balance, December 26, 2001       1,000       $     --     $  99,719     $(313,920)     $(214,201)
Net loss                            --             --            --        (3,547)        (3,547)
                               -------       --------     ---------     ---------      ---------
Balance, March 27, 2002          1,000       $     --     $  99,719     $(317,467)     $(217,748)
                               =======       ========     =========     =========      =========





                             See accompanying notes

FRD Acquisition Co.
Debtor-in-Possession
Condensed Consolidated Statements of Cash Flows
(Unaudited)


                                                                   Quarter             Quarter
                                                                    Ended               Ended
                                                               March 27, 2002       March 28, 2001
                                                               --------------       --------------
(In thousands)
Cash Flows From Operating Activities:
Net loss                                                           $ (3,547)           $ (6,884)
Adjustments to reconcile net loss to cash flows from operating activities:
   Depreciation and other amortization                                4,487               6,851
   Amortization of deferred financing costs                             152                 174
   Decrease (increase) in assets:
      Receivables                                                      (504)                 40
      Inventories                                                       505                 201
      Other current assets                                              274              (1,731)
      Other assets                                                     (860)              2,188
   Increase (decrease) in liabilities:
      Accounts payable                                               (4,931)             (5,882)
      Accrued salaries and vacation                                   2,414               1,959
      Payable to Advantica                                            1,474                 741
      Other accrued liabilities                                         665                 134
      Liability for self-insurance claims                               842                 370
      Other noncurrent liabilities                                     (307)                105
      Liabilities subject to compromise                                  --               2,925
                                                                   --------            --------
Net cash flows provided by operating activities                         664               1,191
                                                                   --------            --------

Cash flows From Investing Activities:
   Purchase of property                                              (1,616)               (820)
                                                                   --------            --------
Net cash flows used in investing activities                          (1,616)               (820)
                                                                   --------            --------

Cash Flows From Financing Activities:
   Principal debt payments                                           (2,658)               (760)
   Borrowing on credit facilities                                        --              15,546
                                                                   --------            --------
Net cash flows (used in) provided by financing activities            (2,658)             14,786
                                                                   --------            --------

Increase (decrease) in cash and cash equivalents                     (3,610)             15,157
Cash and Cash Equivalents at:
   Beginning of period                                               17,775               1,989
                                                                   --------            --------
   End of period                                                   $ 14,165            $ 17,146
                                                                   ========            ========


                             See accompanying notes

FRD ACQUISITION CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 27, 2002
(Unaudited)


NOTE 1.  BASIS OF PRESENTATION

FRD Acquisition Co. ("FRD" or, together with its subsidiaries, the "Company"), a wholly owned subsidiary of Advantica Restaurant Group, Inc. ("Advantica"), owns and operates the Coco's and Carrows restaurant brands.

The Consolidated Financial Statements of the Company included herein are unaudited and include all adjustments management believes are necessary for a fair presentation of the results of operations for such interim periods. Excluding reorganization items recorded in the quarters ended March 27, 2002 and March 28, 2001, all such adjustments are of a normal and recurring nature. The interim Consolidated Financial Statements should be read in conjunction with the Company's Consolidated Financial Statements and notes thereto for the year ended December 26, 2001 and the related Management's Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in the FRD Acquisition Co. 2001 Annual Report on Form 10-K. The results of operations for the quarter ended March 27, 2002 are not necessarily indicative of the results for the entire fiscal year ending December 25, 2002.

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

The Company's financial statements have been presented in conformity with the American Institute of Certified Public Accountants' Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7"). In accordance with SOP 90-7, all prepetition liabilities of FRD that are subject to compromise through this bankruptcy proceeding are segregated in the Company's Consolidated Balance Sheets as liabilities subject to compromise (see Note 3). These liabilities are recorded at the amounts expected to be allowed as claims by the Bankruptcy Court rather than estimates of the amounts for which those allowed claims may be settled as a result of any plan of reorganization approved by the Bankruptcy Court. In addition, SOP 90-7 requires the Company to report interest expense during the bankruptcy proceeding only to the extent that it will be paid during the proceedings or that it is probable it will be an allowed priority, secured or unsecured claim. Accordingly, the Company has ceased recording interest on its 12.5% Senior Notes due 2004 (the "Senior Notes"). The contractual interest expense for the quarters ended March 27, 2002 and March 28, 2001 is disclosed in the accompanying Consolidated Statements of Operations.

The accompanying Consolidated Financial Statements include the accounts of the operating subsidiaries of the Company, none of which are not a party to the previously described Chapter 11 proceedings. The following condensed financial statements of FRD have been prepared using the equity method of accounting for reporting the results of all wholly owned subsidiaries of FRD that are not a party to such Chapter 11 proceedings.

FRD Acquisition Co.
(Debtor-in-Possession)
Condensed Statement of Operations




                                                                  Quarter             Quarter
                                                                   Ended               Ended
                                                               March 27, 2002      March 28, 2001
                                                               --------------      --------------
(In thousands)
General and administrative expenses                                $ 1,460             $ 1,519
                                                                   -------             -------
Operating loss                                                      (1,460)             (1,519)
                                                                   -------             -------
Other expense:
   Equity in net loss of subsidiaries                                1,194               2,276
   Interest (income) expense (contractual expense
   for the quarters ended March 27, 2002: $4,474;
   March 28, 2001: $4,428)                                              (1)              2,148
                                                                   -------             -------
         Net other expense                                           1,193               4,424
                                                                   -------             -------
Loss before reorganization items                                    (2,653)             (5,943)
Reorganization items                                                   894                 941
                                                                   -------             -------
Net loss                                                           $(3,547)            $(6,884)
                                                                   =======             =======



FRD Acquisition Co.
(Debtor-in-Possession)
Condensed Balance Sheets



                                                                 March 27, 2002    December 26, 2001
                                                                 --------------    -----------------
(In thousands)
Assets
Cash                                                               $     118           $     325
Deferred financing costs                                                 523                 523
Investment in subsidiaries                                           132,790             133,919
                                                                   ---------           ---------
                                                                   $ 133,431           $ 134,767
                                                                   =========           =========

Liabilities and Stockholder's Deficit
Liabilities not subject to compromise                              $  11,303           $   9,092
Liabilities subject to compromise (eliminated in consolidation)      133,332             133,332
Liabilities subject to compromise (Note 3)                           206,544             206,544
                                                                   ---------           ---------
Total Liabilities                                                    351,179             348,968
Stockholder's Deficit                                               (217,748)           (214,201)
                                                                   ---------           ---------
                                                                   $ 133,431           $ 134,767
                                                                   =========           =========


NOTE 2. BANKRUPTCY PROCEEDINGS

FRD's Chapter 11 filing is intended to preserve and maximize the going concern value of FRD's operating subsidiaries by allowing them to continue to operate in the ordinary course of business, without the need to commence Chapter 11 cases of their own. The events leading to FRD's Chapter 11 filing include the continued deterioration of the performance of FRD's operating subsidiaries due to increased competition, outdated facilities and unfavorable industry trends. As a result, FRD failed to make the scheduled January 16, 2001 interest payment (and all subsequent interest payments to date) due on its prepetition Senior Notes. Additionally, at March 27, 2002, FRD's operating subsidiaries were not in compliance with certain covenants under the Coco's/Carrows Credit Facility (see
Note 5). These matters raise substantial doubt about the Company's ability to continue as a going concern. The Company's continued existence is dependent upon several factors including the Company's ability to sell its operating subsidiaries or restructure its liabilities through the bankruptcy process.

On February 19, 2002, FRD, FRI-M Corporation, Coco's and Carrows, along with Advantica and its wholly owned subsidiary Denny's, Inc. ("Denny's"), entered into a stipulation and agreement of settlement (the "Settlement Agreement") with the official committee of unsecured creditors of FRD seeking to resolve various disputes relating to the administration of FRD's pending bankruptcy case. The Bankruptcy Court approved the Settlement Agreement on March 8, 2002. Under the terms of the Settlement Agreement, Denny's will allow a 120-day forbearance period (which commenced on March 8, 2002) during which the creditors' committee and FRD and its operating subsidiaries shall use their best efforts to obtain new financing to repay, at a discount, the outstanding borrowings from Denny's (see Note 5), plus accrued but unpaid interest, fees and expenses. During this forbearance period, the effort to sell FRD or its assets to a third party will be suspended. If new financing sufficient to repay the outstanding borrowings from Denny's, less a $10 million discount, is obtained by the end of the forbearance period, Denny's will accept such discounted repayment amount in full satisfaction of its claims against FRD and Coco's and Carrows. If FRD is unable to obtain financing to repay this discounted repayment amount by the end of the forbearance period, FRD shall, at the election of the creditors' committee in lieu thereof:

         o pay Denny's the proceeds of any new financing that is obtained, plus additional cash necessary for a total cash repayment to Denny's of at least $20 million,

         o issue new junior secured notes to Denny's in a principal amount equal to the amount of Coco's and Carrows' current obligations to Denny's, minus the amount of any cash paid and any applicable repayment discount as described in the Settlement Agreement (such junior secured notes subordinate in right of payment and as to collateral to the new financing), and

         o issue to Denny's up to 10% of the common stock in FRD dependent upon the amount of cash repaid to Denny's as described above.

The parties have agreed to attempt to replace the outstanding letters of credit (see Note 5) and cause the cash deposit provided by Denny's supporting the letters of credit to be released. If the letters of credit are not replaced, Denny's will keep them in place and allow them to terminate in the ordinary course and will receive a separate note payable from Coco's and Carrows to provide reimbursement if any letters of credit are drawn upon. Advantica will continue to provide management and information technology services pursuant to a one-year services agreement at a cost to FRD set forth in the Settlement Agreement.

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

NOTE 3. LIABILITIES SUBJECT TO COMPROMISE

Liabilities subject to compromise are obligations which were outstanding on the Petition Date and include the following:


                                                                March 27, 2002    December 26, 2001
                                                                --------------    -----------------
(In thousands)
12.5% Senior Notes due July 15, 2004                               $156,897            $156,897
Premium on 12.5% Senior Notes, effective rate 10.95%                  8,051               8,051
Payable to Advantica                                                 30,210              30,210
Accrued interest                                                     11,386              11,386
                                                                   --------            --------
Total liabilities subject to compromise                            $206,544            $206,544
                                                                   ========            ========


NOTE 4. REORGANIZATION EXPENSES

Reorganization expenses included in the accompanying Consolidated Statements of Operations consist of the following items:




                                                                  Quarter             Quarter
                                                                   Ended               Ended
                                                               March 27, 2002      March 28, 2001
                                                               --------------      --------------
(In thousands)
Professional fees                                                  $ 642               $ 733
Debtor-in-possession financing expenses                              316                 208
Interest income                                                      (64)               (108)
                                                                   -----               -----
                                                                   $ 894               $ 833
                                                                   =====               =====

NOTE 5. DEBT

As discussed in Note 2, on January 16, 2001, FRD elected not to make the interest payment (and all subsequent interest payments to date) due on its prepetition Senior Notes. As a result of these nonpayments, and as a result of FRD's Chapter 11 filing on February 14, 2001, FRD is in default under the indenture governing the Senior Notes. Therefore, the Senior Notes are included in liabilities subject to compromise in the Consolidated Balance Sheets (see
Note 3). As described in more detail in Note 2, the bankruptcy filing operates as an automatic stay of all collection and enforcement actions by the holders of the Senior Notes with respect to FRD's failure to make the interest payments when due.

FRD's principal operating subsidiaries, Coco's and Carrows, have a $70.0 million senior secured credit facility (the "Coco's/Carrows Credit Facility"), which initially consisted of a $30.0 million term loan and a $40.0 million revolving credit facility. On January 8, 2001, Denny's was assigned all the rights and collateral of the former lenders and, therefore, is operating as the senior secured lender. At March 27, 2002, FRD's operating subsidiaries were not in compliance with certain covenants under the Coco's/Carrows Credit Facility, which constitutes an event of default under the facility. As a result of the default, Denny's may exercise certain rights including, but not limited to, the right to terminate commitments, declare the loans outstanding due and payable and seek to foreclose on its collateral. It has agreed not to do so, however, during a 120-day forbearance period under the terms of the Settlement Agreement (see Note 2) related to FRD's bankruptcy proceeding.

FRD's operating subsidiaries had $24.0 million of outstanding term loan borrowings, working capital borrowings of $24.7 million and letters of credit outstanding of $9.6 million at March 27, 2002. Subsequent to the March 27, 2002 quarter end, term loan borrowings under the Coco's/Carrows Credit Facility decreased to $20.7 million and letters of credit outstanding decreased to $6.4 million.

NOTE 6.  RELATED PARTY TRANSACTIONS

Certain administrative functions are provided for the Company by Advantica. The Company is allocated a portion of Advantica's administrative expenses based upon services received. These allocations, which are in addition to management fees equal to one percent of revenues payable to Advantica under the management services agreement, are included in operating expenses and totaled $0.6 million for each of the quarters ended March 27, 2002 and March 28, 2001. Payment of the fees to Advantica cannot occur unless certain financial targets are met as described in the Company's Senior Notes indenture and in the Coco's/Carrows Credit Facility. Advantica's method of allocating these expenses is not the only reasonable method and other reasonable methods of allocation might produce different results.

For other related party transactions between FRD and Advantica or Advantica's wholly-owned subsidiaries, see Notes 2, 3 and 5.

NOTE 7.  CHANGE IN ACCOUNTING FOR GOODWILL AND OTHER INTANGIBLE ASSETS

The Company adopted Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets," at the beginning of fiscal year 2002. As a result, during the first quarter of 2002, the Company reassessed the useful lives and the classification of its identifiable intangible assets and determined that they were appropriate. The following table reflects intangible assets as reported at December 26, 2001 and at March 27, 2002 following the adoption of SFAS 142:


                                                    March 27, 2002             December 26, 2001
                                               ------------------------     -----------------------
                                                Gross                        Gross
                                               Carrying     Accumulated     Carrying    Accumulated
                                                Amount     Amortization      Amount    Amortization
                                               --------    ------------     --------   ------------
(In thousands)
Intangible assets with indefinite lives:
   Liquor licenses                             $   390       $    --       $   390       $    --
Intangible assets with definite lives:
   Franchise agreements                          4,829         1,551         4,829         1,468
   Foreign license agreements                    9,960         3,831         9,960         3,604
                                               -------       -------       -------       -------
                                               $15,179       $ 5,382       $15,179       $ 5,072
                                               =======       =======       =======       =======

The Company anticipates recording the following amortization expense for intangible assets with definite lives in the next five years:

             (In thousands)
             Remainder of 2002          $  931
             2003                        1,242
             2004                        1,242
             2005                        1,242
             2006                        1,242

NOTE 8.  EARNINGS (LOSS) PER COMMON SHARE

As described in Note 1, FRD is a wholly owned subsidiary of Advantica. Accordingly, per share data is not meaningful and has been omitted for all periods.

NOTE 9.  IMPLEMENTATION OF NEW ACCOUNTING STANDARDS

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

Also in July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets," which became effective for the Company beginning December 27, 2001, the first day of its 2002 fiscal year. Among other things, SFAS 142 discontinues goodwill amortization and provides for the analysis of goodwill impairment and reassessing the useful lives of intangibles. The Company has no goodwill recorded. During the first quarter of 2002, the Company completed the testing of its identifiable intangible assets. See Note 7 for a discussion of the effects of adopting this new accounting standard.

In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 supersedes Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," related to the disposal of a segment of a business. SFAS 144 became effective for the Company beginning December 27, 2001, the first day of its 2002 fiscal year. The adoption of the statement had no impact on the Company's financial position or results of operations.

NOTE 10.  SEGMENT INFORMATION

The Company operates two restaurant concepts -- Coco's and Carrows -- and each concept is considered a reportable segment. Administrative costs of the corporate headquarters have been allocated to the reportable segments primarily on the basis of percentage of sales.

The Company evaluates performance based on several factors, of which the primary financial measure is business segment operating loss before interest, taxes, depreciation, amortization, management fees payable to Advantica and restructuring and impairment charges ("EBITDA as defined") as reflected in the table below. The Company believes that EBITDA as defined is a key internal measure used to evaluate the amount of cash flow available for debt repayment and funding of additional investments. EBITDA as defined is not a measure defined by accounting principles generally accepted in the United States of America and should not be considered as an alternative to net income or cash flow data prepared in accordance with accounting principles generally accepted in the United States of America. The Company's measure of EBITDA as defined may not be comparable to similarly titled measures reported by other companies.




                                                                  Quarter             Quarter
                                                                   Ended               Ended
                                                               March 27, 2002      March 28, 2001
                                                               --------------      --------------
(In thousands)
Revenue
Coco's                                                             $ 46,864            $ 51,284
Carrows                                                              36,508              38,075
                                                                   --------            --------
Total consolidated revenue                                         $ 83,372            $ 89,359
                                                                   ========            ========

EBITDA as defined
Coco's                                                             $  1,834            $  3,596
Carrows                                                               2,418               2,499
                                                                   --------            --------
Total consolidated EBITDA as defined                                  4,252               6,095
Depreciation and amortization expense                                (4,488)             (6,851)
Management fees to Advantica                                           (828)               (888)
Other charges:
   Interest expense, net                                             (1,505)             (4,158)
   Other, net                                                           (21)               (157)
Reorganization items                                                   (894)               (833)
                                                                   --------            --------
Consolidated loss before income taxes                              $ (3,484)           $ (6,792)
                                                                   ========            ========


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is intended to highlight significant changes in financial position as of March 27, 2002 and the results of operations for the quarter ended March 27, 2002 as compared to the quarter ended March 28, 2001. The forward-looking statements included in Management's Discussion and Analysis of Financial Condition and Results of Operations, which reflect management's best judgment based on factors currently known, involve risks, uncertainties, and other factors which may cause the actual performance of FRD, its subsidiaries, and underlying concepts to be materially different from the performance indicated or implied by such statements. Such factors include, among others: the Company's ability to maintain continuity of operations; the outcome of FRD's pending Chapter 11 proceeding and related matters described herein; competitive pressures from within the restaurant industry; the level of success of the Company's operating initiatives and advertising and promotional efforts, including the initiatives and efforts specifically mentioned herein; adverse publicity; changes in business strategy or development plans; terms and availability of capital; regional weather conditions; overall changes in the general economy, particularly at the retail level; and other factors included in the discussion below, or in Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Annual Report on Form 10-K for the year ended December 26, 2001 and in Exhibit 99 thereto.

Results of Operations
---------------------

Quarter Ended March 27, 2002 Compared to Quarter Ended March 28, 2001
---------------------------------------------------------------------

The table below summarizes restaurant activity for the quarter ended March 27, 2002.


                                  Ending                                           Ending           Ending
                                   Units           Units            Units           Units            Units
                            December 26, 2001     Opened         Sold/Closed    March 27, 2002   March 28, 2001
                            -----------------     ------         -----------    --------------   --------------
Coco's
    Company-owned units             139              --               (2)            137              143
    Franchised units                 38              --               --              38               36
    Licensed units                  298               3               (6)            295              303
                                   ----            ----             ----            ----             ----
                                    475               3               (8)            470              482
                                   ----            ----             ----            ----             ----
Carrows
    Company-owned units             112              --               (3)            109              114
    Franchised units                 30              --               (1)             29               28
                                   ----            ----             ----            ----             ----
                                    142              --               (4)            138              142
                                   ----            ----             ----            ----             ----
                                    617               3              (12)            608              624
                                   ====            ====             ====            ====             ====

Coco's
------

                                                             Quarter               Quarter              %
                                                              Ended                 Ended            Increase/
                                                          March 27, 2002        March 28, 2001      (Decrease)
                                                          --------------        --------------      ----------
(Dollars in millions, except average unit data)
Revenue:
Net company sales                                            $   45.6              $   49.9            (8.6)
Franchise and license revenue                                     1.2                   1.4           (14.3)
                                                             --------              --------
Total operating revenue                                          46.8                  51.3            (8.8)
                                                             --------              --------
Cost of company restaurant sales:
    Product cost                                                 11.2                  13.2           (15.2)
    Payroll and benefits                                         20.4                  20.7            (1.4)
    Occupancy                                                     3.6                   3.5             2.9
    Other operating expenses                                      6.8                   7.5            (9.3)
                                                             --------              --------
    Total cost of company restaurant sales                       42.0                  44.9            (6.5)
Franchise restaurant costs                                        0.4                   0.4              --
General and administrative expenses                               2.3                   2.1             9.5
Management fees to Advantica                                      0.5                   0.5              --
Allocated cost from Advantica                                     0.3                   0.3              --
Depreciation and other amortization                               2.8                   4.2           (33.3)
                                                             --------              --------
    Total operating costs and expenses                           48.3                  52.4            (7.8)
                                                             --------              --------
Operating loss                                               $   (1.5)             $   (1.1)           36.4
                                                             ========              ========


Total systemwide sales (a)                                   $  124.2          $      138.9           (10.6)
EBITDA as defined (b)                                             1.8                   3.6           (50.0)
Average annual unit sales (in thousands):
    Company-owned                                             331,900               350,300            (5.3)
    Franchised                                                315,200               329,200            (4.3)
Same-store sales decrease (company-owned) (c) (d)               (6.3%)                (6.6%)
Guest check average increase (company-owned) (d)                 2.6%                  1.7%
---------------

(a) Total systemwide sales includes sales from company-owned, franchised and licensed restaurants and is not a measure which has been determined in accordance with accounting principles generally accepted in the United States of America.
(b) The Company defines EBITDA as operating income (loss) before depreciation, amortization, management fees payable to Advantica and impairment and restructuring charges. The Company's measure of EBITDA as defined may not be comparable to similarly titled measures reported by other companies. See EBITDA computations in Note 10 to the accompanying Consolidated Financial Statements.
(c) Same-store sales includes sales from restaurants that were open the same weeks in both the current year and prior year.
(d)  Prior year amounts have not been restated for 2002 comparable units.

Coco's net company sales for the first quarter of 2002 decreased $4.3 million (8.6%) compared with the prior year quarter. This decrease is primarily the result of a decrease in traffic, partially offset by a 2.6% increase in guest check average. Franchise and license revenue decreased $0.2 million (14.3%) compared with the prior year period, primarily due to a decrease in revenue from the licensed restaurants in Japan resulting from a weaker yen exchange rate in the current quarter compared to the same period last year.

Coco's operating expenses decreased $4.1 million (7.8%) compared with the prior year quarter. This decrease is primarily the result of lower sales and a reduction in the number of company-owned restaurants. As a percentage of net company sales, cost of company restaurant sales increased to 92.1% from 90.0%. This increase is primarily due to higher payroll costs from wage rate increases and higher occupancy costs due to lower sales volumes. These increases were partially offset by reduced product costs.

Coco's operating loss increased $0.4 million compared to the prior year quarter as a result of the factors noted above.

EBITDA as defined decreased $1.8 million (50.0%) compared to the prior year quarter as a result of the factors noted in the preceding paragraphs.


Carrows
-------

                                                             Quarter               Quarter              %
                                                              Ended                 Ended            Increase/
                                                          March 27, 2002        March 28, 2001      (Decrease)
                                                          --------------        --------------      ----------
(Dollars in millions, except average unit data)
Revenue:
Net company sales                                            $   35.9              $   37.5            (4.3)
Franchise revenue                                                 0.6                   0.6              --
                                                             --------              --------
Total operating revenue                                          36.5                  38.1            (4.2)
                                                             --------              --------
Cost of company restaurant sales:
    Product cost                                                  8.7                   9.2            (5.4)
    Payroll and benefits                                         15.6                  16.0            (2.5)
    Occupancy                                                     2.6                   2.5             4.0
    Other operating expenses                                      4.7                   5.4           (13.0)
                                                             --------              --------
    Total cost of company restaurant sales                       31.6                  33.1            (4.5)
Franchise restaurant costs                                        0.4                   0.4              --
General and administrative expenses                               1.8                   1.8              --
Management fees to Advantica                                      0.3                   0.4           (25.0)
Allocated cost from Advantica                                     0.3                   0.3              --
Depreciation and other amortization                               1.7                   2.6           (34.6)
                                                             --------              --------
    Total operating costs and expenses                           36.1                  38.6            (6.5)
                                                             --------              --------
Operating income (loss)                                      $    0.4              $   (0.5)             NM
                                                             ========              ========


Total systemwide sales (a)                                   $   42.5              $   44.4            (4.3)
EBITDA as defined (b)                                             2.4                   2.5            (4.0)
Average annual unit sales (in thousands):
    Company-owned                                             323,300               329,100            (1.8)
    Franchised                                                225,200               250,400           (10.1)
Same-store sales decrease (company-owned) (c) (d)               (1.6%)                (0.6%)
Guest check average increase (company-owned) (c)                 1.7%                  4.5 %
--------------

NM = Not Meaningful
(a) Total systemwide sales includes sales from company-owned and franchised restaurants and is not a measure which has been determined in accordance with accounting principles generally accepted in the United States of America.
(b) The Company defines EBITDA as operating income (loss) before depreciation, amortization, management fees payable to Advantica and impairment and restructuring charges. The Company's measure of EBITDA as defined may not be comparable to similarly titled measures reported by other companies. See EBITDA computations in Note 10 to the accompanying Consolidated Financial Statements.
(c) Same-store sales includes sales from restaurants that were open the same weeks in both the current year and prior year.
(d)  Prior year amounts have not been restated for 2002 comparable units.

Carrows' net company sales for the first quarter of 2002 decreased $1.6 million (4.3%) compared with the prior year quarter. The decease is partially the result of decreased traffic offset by a 1.7% increase in guest check average. Franchise revenue remained flat compared to the prior year quarter.

Carrows' operating expenses decreased $2.5 million (6.5%) compared with the prior year quarter. This decrease is primarily the result of lower sales and a reduction in the number of company-owned restaurants. As a percentage of net company sales, cost of company restaurant sales decreased to 88.0% from 88.3%. This decrease is primarily due to lower product costs and other controllable restaurant costs. The decreases were partially offset by higher payroll costs from wage rate increases and higher occupancy costs due to lower sales volumes.

Carrows' operating income was $0.4 million in the current year quarter compared with an operating loss of $0.5 million in the prior year quarter.

EBITDA as defined decreased $0.1 million (4.0%) compared with the prior year quarter as a result of the factors noted in the preceding paragraphs.

FRD Consolidated
----------------

Consolidated interest expense, net, decreased $2.7 million (63.8%) compared with the prior year quarter due primarily to the automatic stay of interest payments related to the bankruptcy proceedings.

The provision for income taxes from continuing operations for the quarter ended March 27, 2002 has been computed based on management's estimate of the annual effective income tax rate applied to loss before taxes. The Company recorded an income tax provision reflecting an approximate rate of 1.8% for the quarter ended March 27, 2002 compared to an income tax provision reflecting an approximate rate of 1.4% for the quarter ended March 28, 2001.

Consolidated net loss decreased $3.3 million in comparison to the prior year quarter.

The Company's consolidated EBITDA as defined as calculated in Note 10 to the accompanying Consolidated Financial Statements decreased $1.8 million (30.2%) for the first quarter of 2002 compared with the first quarter of 2001.

Liquidity and Capital Resources
-------------------------------

On January 16, 2001, FRD elected not to make the interest payment (and all subsequent interest payments to date) due on its prepetition Senior Notes. As a result of these nonpayments, and as a result of FRD's Chapter 11 filing on February 14, 2001, FRD is in default under the indenture governing the Senior Notes (see Notes 2 and 5). As described in more detail in Note 2, the bankruptcy filing operates as an automatic stay of all collection and enforcement actions by the holders of the Senior Notes with respect to the Debtor's failure to make the interest payments when due.

On February 19, 2002, FRD, FRI-M Corporation, Coco's and Carrows, along with Advantica and its wholly owned subsidiary Denny's, entered into a Settlement Agreement with the official committee of unsecured creditors of FRD seeking to resolve various disputes relating to the administration of FRD's pending bankruptcy case. The Bankruptcy Court approved the Settlement Agreement on March 8, 2002. Under the terms of the Settlement Agreement, Denny's will allow a 120-day forbearance period (which commenced on March 8, 2002) during which the creditors' committee and FRD and its operating subsidiaries shall use their best efforts to obtain new financing to repay, at a discount, the outstanding borrowings from Denny's (see discussion of the revolving credit facility below), plus accrued but unpaid interest, fees and expenses. During this forbearance period, the effort to sell FRD or its assets to a third party will be suspended. If new financing sufficient to repay the outstanding borrowings from Denny's, less a $10 million discount, is obtained by the end of the forbearance period, Denny's will accept such discounted repayment amount in full satisfaction of its claims against FRD and Coco's and Carrows. If FRD is unable to obtain financing to repay this discounted repayment amount by the end of the forbearance period, FRD shall, at the election of the creditors' committee in lieu thereof:

     o pay Denny's the proceeds of any new financing that is obtained, plus additional cash necessary for a total cash repayment to Denny's of at least $20 million,

     o issue new junior secured notes to Denny's in a principal amount equal to the amount of Coco's and Carrows' current obligations to Denny's, minus the amount of any cash paid and any applicable repayment discount as described in the Settlement Agreement (such junior secured notes subordinate in right of payment and as to collateral to the new financing), and

    o issue to Denny's up to 10% of the common stock in FRD dependent upon the amount of cash repaid to Denny's as described above.

The parties have agreed to attempt to replace the outstanding letters of credit (see discussion of the revolving credit facility below) and cause the cash deposit provided by Denny's supporting the letters of credit to be released. If the letters of credit are not replaced, Denny's will keep them in place and allow them to terminate in the ordinary course and will receive a separate note payable from Coco's and Carrows to provide reimbursement if any letters of credit are drawn upon. Advantica will continue to provide management and information technology services pursuant to a one-year services agreement at a cost to FRD set forth in the Settlement Agreement.

The Settlement Agreement is also conditioned upon the consent of Denny's revolving credit facility lender. If the terms of the proposed Settlement Agreement, including the financing described above, are satisfied, Advantica's ownership of the common stock of FRD (or controlling interest in the case of the third bullet point above) will transfer to the unsecured creditors of FRD.

FRD's principal operating subsidiaries, Coco's and Carrows, have a $70.0 million senior secured credit facility, which initially consisted of a $30.0 million term loan and a $40.0 million revolving credit facility. On January 8, 2001, Denny's was assigned all the rights and collateral of the former lenders and, therefore, is operating as the senior secured lender. At March 27, 2002, FRD's operating subsidiaries were not in compliance with certain covenants under the Coco's/Carrows Credit Facility, which constitutes an event of default under the facility. As a result of the default, Denny's may exercise certain rights including, but not limited to, the right to terminate commitments, declare the loans outstanding due and payable and seek to foreclose on its collateral. It has agreed not to do so, however, during a 120-day forbearance period under the terms of the Settlement Agreement (described above) related to FRD's bankruptcy proceeding.

FRD's operating subsidiaries had $24.0 million of outstanding term loan borrowings, working capital borrowings of $24.7 million and letters of credit outstanding of $9.6 million at March 27, 2002. Subsequent to the March 27, 2002 quarter end, term loan borrowings under the Coco's/Carrows Credit Facility decreased to $20.7 million and letters of credit outstanding decreased to $6.4 million.

At March 27, 2002 and December 26, 2001, the Company had working capital deficits of $71.6 million and $69.6 million, respectively. The Company is able to operate with a substantial working capital deficit because: (1) restaurant operations are conducted on a cash (and cash equivalent) basis with a low level of accounts receivable, (2) rapid turnover allows a limited investment in inventories; and (3) accounts payable for food, beverages, and supplies usually become due after the receipt of cash from related sales. The Company intends to continue to operate with working capital deficits.

Impact of Bankruptcy Petition on Franchising
--------------------------------------------

The operation of the Company's franchise system is subject to regulations enacted by a number of states and to rules promulgated by the Federal Trade Commission. Among other things, such regulations and rules require that each franchising entity annually renew its Uniform Franchise Offering Circular (the "UFOC") which provides current information about the business. In addition, in the event that any information in the UFOC becomes misleading, inaccurate or incomplete during the year, the UFOC must be amended at that time to make appropriate disclosures. In some states, the updated UFOC must be reviewed and approved by a regulatory agency before the entity can resume franchise sales. Due to the filing of FRD's Chapter 11 petition on February 14, 2001, management decided that it would be appropriate for the Company's franchising subsidiary to cease sales of new franchises until an updated UFOC was prepared and approved by those states that regulate the sale of franchises. Subsequent to the March 27, 2002 quarter end, management updated the UFOC, and it is currently being reviewed by the appropriate state agencies for approval.

Implementation of New Accounting Standards
------------------------------------------

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

Also in July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets," which became effective for the Company beginning December 27, 2001, the first day of its 2002 fiscal year. Among other things, SFAS 142 discontinues goodwill amortization and provides for the analysis of goodwill impairment and reassessing the useful lives of intangibles. The Company has no goodwill recorded. During the first quarter of 2002, the Company completed the testing of its identifiable intangible assets. See Note 7 to the accompanying Consolidated Financial Statements for a discussion of the effects of adopting this new accounting standard.

In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 supersedes Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," related to the disposal of a segment of a business. SFAS 144 became effective for the Company beginning December 27, 2001, the first day of its 2002 fiscal year. The adoption of the statement had no impact on the Company's financial position or results of operations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company has exposure to interest rate risk related to certain instruments entered into for other than trading purposes. Specifically, borrowings under the Coco's/Carrows Credit Facility bear interest at a variable rate based on the prime rate. A 100 basis point change in the Coco's/Carrows Credit Facility interest rate (approximately 6.8% at March 27, 2002) would cause the interest expense for the remainder of 2002 to change by approximately $0.4 million. This computation is determined by considering the impact of hypothetical interest rates on the Company's variable debt at March 27, 2002. The Company's other outstanding long-term debt bears fixed rates of interest. While changes in the prime rate could affect the cost of funds borrowed in the future, existing amounts outstanding (other than amounts outstanding under the Coco's/Carrows Credit Facility) are at fixed rates; therefore, the Company believes the effect, if any, of reasonably possible near-term changes in interest rates on the Company's consolidated financial position, results of operations and cash flows would not be significant.

The Company has established a policy to identify, control and manage market risks which may arise from changes in interest rates, foreign currency exchange rates, commodity prices and other relevant rates and prices. The Company does not use derivative instruments for trading purposes, and no interest rate or other financial derivatives were in place at March 27, 2002.

                           PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

On February 19, 2002, FRD, FRI-M Corporation, Coco's and Carrows, along with Advantica and Denny's, entered into a Settlement Agreement with the official committee of unsecured creditors of FRD to resolve various disputes relating to the administration of FRD's pending bankruptcy case. The Bankruptcy Court approved the Settlement Agreement on March 8, 2002. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" and Note 2 to the accompanying Consolidated Financial Statements for additional information.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

On January 16, 2001, FRD elected not to make the interest payment (and all subsequent interest payments to date) due on its prepetition Senior Notes. As a result of these nonpayments, and as a result of FRD's Chapter 11 filing on February 14, 2001, FRD is in default under the indenture governing the Senior Notes. Therefore, the Senior Notes are included in liabilities subject to compromise in the Consolidated Balance Sheets. As described in more detail in
Note 2, the bankruptcy filing operates as an automatic stay of all collection and enforcement actions by the holders of the Senior Notes with respect to FRD's failure to make the interest payments when due.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(b) On February 20, 2002, the Company filed a report on Form 8-K reporting under Item 5 that on February 19, 2002, FRD, FRI-M, Coco's and Carrows, along with Advantica and Denny's, entered into a Settlement Agreement with the official committee of unsecured creditors of FRD seeking to resolve various disputes relating to the administration of FRD's pending bankruptcy case. The Settlement Agreement, which is attached to the Form 8-K as
     Exhibit 99.1, was filed with the Bankruptcy Court on February 19, 2002 and approved by the Bankruptcy Court on March 8, 2002. No financial statements were required to be included and were not included in this Form 8-K filing.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     FRD ACQUISITION CO.



Date:      May 10, 2002              By:       /s/Andrew F. Green
                                         ------------------------------------
                                         Andrew F.  Green
                                         Senior Vice President
                                         (Duly authorized officer of
                                         registrant/principal financial officer)